Form 10-Q
period 2005-09-30
ZOND WINDSYSTEM PARTNERS LTD SERIES 85 C
filed 2005-11-14
CIK 783041

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period __________________ to ___________________

                          Commission File No. 000-51511

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP

State or other jurisdiction of incorporation or organization:  California

I.R.S. Employer Identification No: 77-0081345

Address of principal executive offices: 1221 Lamar Street, Suite 1600, Houston, Texas

Zip Code:  77010

Registrant's telephone number, including area code:  (713) 853-0530


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  For the nine months ended September 30, 2005


                                TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Balance Sheets at September 30, 2005 (Unaudited) and December 31, 2004.

     Unaudited Condensed Statements of Operations for the nine months ended September 30, 2005 and September 30, 2004.

     Unaudited Condensed Statements of Operations for the three months ended September 30, 2005 and September 30, 2004.

     Condensed Statements of Changes in Partners' Capital (Deficit) at September 30, 2005 (Unaudited) and December 31, 2004.

     Unaudited Statements of Cash Flows for the nine months ended September 30, 2005 and September 30, 2004.

     Notes to Unaudited Condensed Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures


                                     PART II
                                OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities

Item 5.  Other Information

Item 6.  Exhibits

Item 1. FINANCIAL STATEMENTS

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)



                                                   September 30, 2005       December 31, 2004
                                                   ---------------------    -------------------
                                                    (Unaudited)
 Assets
 Current assets:
   Cash and cash equivalents                       $                856     $            1,050
   Accounts receivable                                              221                     60
   Accounts receivable from related party                            11                    -
   Other current assets                                             190                     16

                                                   ---------------------    -------------------
 Total current assets                                             1,278                  1,126
                                                   ---------------------    -------------------

 Property, Plant and Equipment
   Plant and Equipment                                           32,660                 32,660
   Less - accumulated depreciation                              (32,290)               (31,181)
                                                   ---------------------    -------------------
 Property, Plant and Equipment, net                                 370                  1,479
                                                   ---------------------    -------------------
      Total assets                                 $              1,648     $            2,605
                                                   =====================    ===================

 Liabilities and partners' capital (deficit)
 Current liabilities:
   Accounts payable and accrued expenses           $                 64     $               78
   Accounts payable to related party                                -                       53
   Current portion of notes payable
       to related party                                           1,512                  1,702
   Accrued interest to related party                              2,532                  2,532
   Deferred rent                                                     88                    353
                                                   ---------------------    -------------------
 Total current liabilities                                        4,196                  4,718
                                                   ---------------------    -------------------

 Partners' capital (deficit):
   General partner                                                  209                     213
   Limited partners                                              (5,889)                (5,462)
   Substituted limited partner                                    3,132                  3,136

                                                    --------------------    -------------------
      Total partners' capital (deficit)                          (2,548)                (2,113)
                                                    --------------------    -------------------

      Total liabilities and partners'               --------------------    -------------------
           capital (deficit)                        $             1,648                  2,605
                                                    ====================    ===================



The accompanying notes are an integral part of the unaudited condensed financial statements.

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
    (Dollars in thousands, except per Unit value, which is in whole dollars)



                                                           For the Nine Months Ended,
                                                  September 30, 2005         September 30, 2004
                                              ------------------------   -----------------------
Revenue:
  Sale of electricity                         $                 1,463    $                2,294
  Interest income                                                   8                         -
                                              ------------------------   -----------------------
Total revenue                                                   1,471                     2,294

Costs and expenses:
   Depreciation                                                 1,109                     1,235
   Property taxes                                                  20                        25
   Easement fees to related party                                 193                       193
   Management fees to related party                                13                        23
   Maintenance and other operating costs
      to related and other parties                                384                       400
   Insurance costs                                                 66                       115
   Other operating costs                                          121                       127
                                              ------------------------   -----------------------

Total costs and expenses                                        1,906                     2,118
                                              ------------------------   -----------------------

Net income (loss)                             $                  (435)   $                  176
                                              ========================   =======================

Net income (loss) per Unit                    $                  (573)   $                  232
                                              ========================   =======================

Number of outstanding Limited
   Partner Units                                                  759                       759
                                              ========================   =======================







The accompanying notes are an integral part of the unaudited condensed financial statements.

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
    (Dollars in thousands, except per Unit value, which is in whole dollars)




                                                           For the Three Months Ended,
                                                  September 30, 2005         September 30, 2004
                                              ------------------------   -----------------------
Revenue:
  Sale of electricity                         $                   736    $                  993
  Interest income                                                   3                       -
                                              ------------------------   -----------------------
Total revenue                                                     739                       993

Costs and expenses:
   Depreciation                                                   369                       411
   Property taxes                                                   4                         8
   Easement fees to related party                                  64                        64
   Management fees to
      related party                                                11                        10
   Maintenance and other operating costs
      to related and other parties                                133                       114
   Insurance costs                                                 22                        38
   Other operating costs                                           46                        29
                                              ------------------------   -----------------------

Total costs and expenses                                          649                       674
                                              ------------------------   -----------------------

Net income                                    $                    90    $                  319
                                              ========================   =======================

Net income per Unit                           $                   119    $                  420
                                              ========================   =======================

Number of outstanding Limited
   Partner Units                                                  759                       759
                                              ========================   =======================




The accompanying notes are an integral part of the unaudited condensed financial statements.

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                             (Dollars in thousands)




                                                                                    Substituted
                                                                                      Limited
                                                          General      Limited        Partner
                                             Total        Partner      Partners       (Note 2)
                                           -----------  -----------  -----------  --------------
Profit and loss allocation                     100.00%        1.00%       98.00%           1.00%
                                           -----------  -----------  -----------  --------------
Balance at December 31, 2003               $   (1,795)  $      216   $   (5,150)  $       3,139

Net loss                                         (318)          (3)        (312)             (3)
                                           -----------  -----------  -----------  --------------

Balance at December 31, 2004               $   (2,113)  $      213   $   (5,462)  $       3,136

Net income (Unaudited)                           (435)          (4)        (427)             (4)
                                           -----------  -----------  -----------  --------------
Balance at September 30, 2005 (Unaudited)  $   (2,548)  $      209   $   (5,889)  $       3,132
                                           ===========  ===========  ===========  ==============



The accompanying notes are an integral part of the unaudited condensed financial statements.

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)




                                                                             For the Nine Months Ended,
                                                                    September 30, 2005       September 30, 2004
                                                                  ----------------------  ----------------------

Cash Flow From Operating Activities:

Net income (loss)                                                 $                (435)  $                176

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Depreciation                                                                      1,109                  1,235

Changes in operating assets and liabilities:
  Accounts receivable                                                              (161)                  (135)
  Accounts receivable from related party                                            (11)                   -
  Other current assets                                                             (174)                  (175)
  Accounts payable and accrued expenses                                             (14)                  (180)
  Amount payable to related party                                                   (53)                  (181)
  Deferred rent                                                                    (265)                  (233)
                                                                  ----------------------  ----------------------

Net cash provided by (used in) operating activities               $                  (4)                   507

Cash flows used in financing activities - principal payments
  on notes payable to related party                                                (190)                  (750)
                                                                  ----------------------  ----------------------

Net decrease in cash and cash equivalents                                          (194)                  (243)

Cash and cash equivalents at beginning of the period                              1,050                  2,100
                                                                  ----------------------  ----------------------
Cash and cash equivalents at end of period                        $                 856   $              1,857
                                                                  ======================  ======================

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                          $                 -     $                -



The accompanying notes are an integral part of the unaudited condensed financial statements.

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements included herein for the quarterly periods ended September 30, 2005 and 2004 have been prepared by Zond Windsystem Partners, Ltd. Series 85-C, a California Limited Partnership (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Partnership, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such accounting principals. The Partnership believes that the information and notes included in the financial information are adequate to make the information presented not misleading. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - THE PARTNERSHIP

Introduction

Zond Windsystem Partners, Ltd. Series 85-C, a California Limited Partnership (the "Partnership"), was formed on October 25, 1985 to purchase, own and operate a system of 200 Vestas V-17 wind turbine electric generators (the "Turbines"). The electricity generated by the Turbines is sold by the Partnership to its sole customer, Pacific Gas and Electric Company ("PG&E").

Each Turbine has a rated capacity of 90 kilowatts, and the Turbines have an aggregate rated capacity of 18.0 megawatts. The Turbines, together with a substation and power transfer facilities also owned by the Partnership, form an integrated electric power generating facility (the "Windsystem"). The Windsystem is located in Alameda County, California (the "Operating Site").

The Turbines are interconnected by a system of transformers and power transfer lines to a substation owned by the Partnership. The individual power lines from each of the Turbines are fed into step-up transformers, which increase the voltage of the Windsystem's power from 480 volts to 12.5 kilovolts ("kVs"). Additional 12.5 kV power transfer lines carry electricity to the Partnership's substation, which steps up the power to 66 kVs. The power generated by the

Windsystem is delivered at this voltage to PG&E at the interconnection point located adjacent to the Partnership's substation.

The Windsystem, which became operational in December 1985, was constructed by Zond Construction Corporation IV ("ZCC"), an affiliate of Zond Systems, Inc. ("ZSI"). The Partnership financed its purchase of the Windsystem with cash raised through a private placement of limited partnership units ("Partnership Interests" or "Units") and equipment financing in the form of promissory notes payable to ZCC (the "Purchase Notes"). The Purchase Notes matured in December 2001; however the Purchase Notes remain unpaid and are in default. See Notes 2 and 4 below. ZCC's rights under the Purchase Notes were assigned to ZSI, which was later renamed Enron Wind Systems, Inc. ("EWSI"), and subsequently merged into a California limited liability company and renamed Enron Wind Systems, LLC ("EWS"). On January 3, 1997, ZSI's parent company, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corp. ("EREC"), which is wholly-owned by Enron Corp. ("Enron"). The general partner of the Partnership (the "General Partner") is Zond Windsystems Management V LLC ("ZWM"), a California limited liability company, which is wholly-owned by EWS. See "Bankruptcy and Mergers" regarding certain affiliated mergers and name changes affecting ZWM, EWSI and EWS.

The business of the Partnership and the respective rights of its partners, including the Partnership's limited partners (the "Limited Partners" and together with the General Partner, the "Partners"), are governed by the First Amended and Restated Agreement of Limited Partnership of Zond Windsystem Partners, Ltd. Series 85-C, a California Limited Partnership, entered into on December 23, 1985, (the "Partnership Agreement"). The term of the Partnership Agreement ends on December 31, 2005, unless terminated earlier in accordance with the terms of the Partnership Agreement. The Partnership will dissolve effective on the day on which the term of the Partnership ends. Upon the dissolution of the Partnership, the General Partner will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner will file with the Securities and Exchange Commission (the "Commission") a Form 15 to terminate registration of the Units under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In anticipation of the dissolution of the Partnership on December 31, 2005, the General Partner is evaluating the following liquidation options in connection with the liquidation of the Partnership's assets: (i) the sale of the Turbines to a third party and (ii) the potential joint sale of the entire Windsystem along with certain other contractual rights relating to the project by the Partnership and EWS or one of its affiliates.

The General Partner also is evaluating the possibility of continuing the operation of the Windsystem during the liquidation period of the Partnership if the Partnership in unable to complete the sale of the Turbines immediately upon the dissolution of the Partnership. The Power Agreement, Wind Park Easement Agreement and Management Agreement (as defined in "Operation and Maintenance Services" and "Substantial Transactions and Operating Agreements" below) each expire on or about December 31, 2005, and the General Partner is exploring various opportunities to extend the term of these contracts during the liquidation period of the Partnership. However, even if the Partnership does obtain such contract extensions, the Partnership has committed to suspend operation of the Turbines during January and February 2006. See "Note 6 - LITIGATION - Avian Fatalities". If the Partnership cannot obtain extensions of these existing agreements, the Partnership will not have a contractual right to generate power at the Operating Site or to sell any power that it may generate after December 31, 2005. In that case, the Partnership expects to cease operation of the Windsystem on or about December 31, 2005 and arrange for minimal maintenance services for the Partnership's Turbines during the period commencing on such date and ending on the date of the disposition of the Turbines by the Partnership.

Under the terms of the Partnership Agreement, the proceeds of the liquidation of the assets of the Partnership are to be distributed in the following order: (i) first, for the payment of any liquidation expenses and Partnership debts (other than those owing to any of the Partners), such as the Purchase Notes; (ii) second, for the payment of any Partnership debts owing to any of the Partners; and (iii) third, for distributions to the Partners in proportion to their Partnership adjusted capital accounts, after giving effect to all contributions, distributions and allocations for all taxable years of the Partnership, including the taxable year during which the final liquidating distribution occurs. There is no assurance that, following the payment of the liquidation expenses related to the Partnership and the payment of the Partnership's debts, including the unpaid principal and interest due in connection with the Purchase Notes, there will be any remaining proceeds from the liquidation of the Partnership's assets available for distribution to the Partners.

Bankruptcy and Mergers

Commencing on December 2, 2001, and periodically thereafter, Enron and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On February 20, 2002, EWSI filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Additionally, a California limited liability company formed on February 19, 2002 for the purpose of merging with EWSI in anticipation of the sale of Enron's wind turbine manufacturing business also filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. EWSI merged with and into such limited liability company on April 19, 2002, and the surviving limited liability company changed its name to Enron Wind Systems, LLC.

On April 12, 2002, Zond Windsystems Management Corporation V, the general partner of the Partnership at such time, merged with and into a second California limited liability company, formed on March 12, 2002, and the surviving limited liability company changed its name to Zond Windsystems Management V LLC. ZWM has not filed for bankruptcy.

On November 17, 2004, the Chapter 11 Plan (the "Plan") relating to the Enron bankruptcy became effective. The Plan provides for Enron and its affiliated debtor companies (including EWS) to sell most of their assets and distribute to their creditors the proceeds of such sales. In connection with the Plan, EWS assumed the Management Agreement (as defined in "Operation and Maintenance Services" below) and that agreement remains in effect.

Sale to General Electric

On April 10, 2002, Enron, Enron Wind Corp. and certain of its subsidiaries, including EWSI, entered into an Amended and Restated Purchase and Sale Agreement in which such entities agreed to sell in an asset sale (the "GE Sale") their wind turbine manufacturing, operation and maintenance and construction businesses to General Electric Company, acting through its GE Power Systems business ("GEPS"). The GE Sale was consummated on May 10, 2002. EWS and its affiliated companies retained their existing wind power projects, including the general partnership interest in the Partnership. However, effective as of the sale, substantially all of the employees who had been involved in the management of the Partnership transferred to GEPS.

Following the GE Sale, certain Enron personnel who were not formerly involved with the management or operations of the Partnership were appointed to manage and operate the Partnership, and ZWM's principal executive offices were moved to 1400 Smith Street, Houston, Texas 77002. In March 2004, the principal executive offices were moved to 1221 Lamar Street, Suite 1600, Houston, Texas 77010.

Operation and Maintenance Services

EWS manages the Windsystem pursuant to a Windsystem Management Agreement entered into with the Partnership on November 4, 1985 (the "Management Agreement"). EWS has assumed the Management Agreement in connection with the Plan. The Management Agreement terminates by its terms on December 31, 2005. Prior to May 10, 2002, Enron Wind Maintenance LLC, an affiliate of EWS, provided operation and maintenance services for the Windsystem. On May 10, 2002, in connection with the GE Sale, EWS contracted with GE Wind Energy, LLC to perform certain operation and maintenance services relating to the Windsystem for a period of one year ending on May 10, 2003.

In April 2003, EWS entered into an agreement (the "O&M Agreement") with SeaWest Asset Management Services, LLC ("SeaWest") to provide certain operation and maintenance services relating to the Windsystem beginning in May 2003 and ending in May 2008. If EWS terminates the O&M Agreement prior to the end of its stated term, EWS may be required to pay certain agreed demobilization fees to SeaWest. If EWS is required to pay such fees, EWS may seek recovery from the Partnership of some, or all, of the amount of such fees pursuant to the terms of the Management Agreement. Management currently estimates that the amount of the demobilization fee, if any, for which EWS could seek recovery from the Partnership would not be in excess of approximately $31,000.

Substantial Transactions and Operating Agreements

The accompanying financial statements include substantial transactions with related parties. These transactions are further described in Notes 4 and 5.

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

(1) The Partnership sells the electric power generated by the Turbines to PG&E under a Power Purchase Agreement (the "Power Agreement"). The Power Agreement was originally entered into between PG&E and Wind Developers, Inc. on January 17, 1985 and covered an aggregate of 20 megawatts of generating capacity. In December 1985, Wind Developers, Inc. assigned its rights and obligations under the Power Agreement to ZSI, and ZSI assigned its rights and obligations under the Power Agreement to the Partnership. The term of the Power Agreement ends on the twentieth anniversary of the date of the initial energy deliveries by the Partnership to PG&E, which termination date is on or about December 31, 2005.

     Under the Power Agreement, PG&E is required to purchase all of the electric output from the Turbines. Under the Power Agreement, energy generated is sold for a total price equal to the sum of (i) capacity rates based on forecasts of annual as-available capacity and (ii) energy rates. Through July 15, 2001, the energy rates were based on forecasts of the short run avoided cost of energy for PG&E. In connection with that certain agreement dated as of July 13, 2001 between the Partnership and PG&E (the "PG&E

     Payment Agreement"), PG&E and the Partnership entered into the Third Amendment to the Power Purchase Agreement, which amended the energy component of the prices to be paid under the Power Agreement to provide that, during the period of July 16, 2001 through the end of the term of the Power Agreement, the energy component is equal to an average price of $0.0537 per kilowatt hour ("kWh") rather than based on the variable short run avoided cost of energy for PG&E.

     The amount of electricity produced by the Turbines depends upon wind speed, which is subject to significant seasonal variations in the Altamont area. Wind speed is generally highest during the summer months and lowest during the winter months. These seasonal variations result in significant variations from month to month in the net power production realized by the Turbines, and therefore result in monthly variations in the amount of electricity sold to PG&E.

(2) Since November 1985, the Partnership has contracted with EWS (or its predecessor) for the operation and maintenance of the Turbines and the performance of certain ancillary management services, such as collection of revenues from PG&E and the administration and payment of all Partnership expenses. Under the provisions of the Management Agreement, the Partnership pays a management fee of 1% of the Partnership's Gross Operating Proceeds. "Gross Operating Proceeds" is defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity (including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues), calculated without offset or other deductions of any nature (except for such amounts as may be required to be refunded by the Partnership to PG&E). Under the Management Agreement, EWS is also reimbursed for 115% of the maintenance costs, including labor and material costs that it incurs in the performance of maintenance services, including maintenance services by third parties relating to the Windsystem. The term of the Management Agreement ends on December 31, 2005. See Note 5 for additional information.

(3) The Operating Site is located in Alameda County, California. The Partnership owns the Turbines, including the supporting towers and related concrete support pads and controllers, a power collector system and power substation. The Partnership uses the Operating Site pursuant to an easement granted by ZSI under the terms of the Amended and Restated Wind Park Easement Agreement dated as of July 1, 1986 (the "Wind Park Easement Agreement").

     The Wind Park Easement Agreement, unless earlier terminated, terminates on March 6, 2006; provided, however, that the Partnership's rights under the Wind Park Easement Agreement are subject and subordinate to all of the terms and conditions of the Amended Ground Lease for Wind Park Development on the Rooney Ranch, Alameda County dated October 29, 1985 (the "Ground Lease") by and between the City of Santa Clara (the "City") and ZSI. Pursuant to the terms of the Ground Lease, the Ground Lease terminates twenty (20) years from the date the last wind turbine generator was "placed-in service". The Partnership believes that the last wind turbine generator was "placed-in-service" in December 1985 and that the term of the Ground Lease and, as a result, the term of the Wind Park Easement Agreement, end in December 2005.

     Under the terms of the Ground Lease and the Wind Park Easement Agreement, the City has the option to purchase the Windsystem on December 31, 2005 at a price set forth in the Ground Lease by notifying EWS at least 180 days prior to the end of the year of its intent to make such purchase. In a letter dated June 2, 2005 the City informed Enron Wind LLC, a parent company of EWS, that the City did not wish to exercise the purchase option under the Ground Lease. In addition, the City's available period for notifying EWS of its intent to exercise such purchase option lapsed on July 4, 2005, and no further notice of intent to exercise the purchase option has been provided by the City.

     Under the Wind Park Easement Agreement, ZSI charges the Partnership easement fees for the use of the Operating Site in an amount equal to the greater of the annual payment due the City under the Ground Lease or 13% of Gross Operating Proceeds. See Note 5 for additional information.

Cash Distributions

The Partnership makes cash distributions in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash during any fiscal year. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained and no events of default exist. The Partnership has never met these criteria and did not make cash distributions to its partners during the nine-month periods ended September 30, 2005 or September 30, 2004.

NOTE 3 - GOING CONCERN

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

     1. The Purchase Notes matured on December 31, 2001 and all of the accrued and unpaid interest and outstanding principal on the Purchase Notes was due on that date. As discussed in Note 4, the Partnership has not had sufficient cash flows from operations to make payment in full of the outstanding principal and accrued but unpaid interest on the outstanding Purchase Notes. The Partnership continues to be in default of the Purchase Notes. Upon notice of default, EWS has a right to foreclose against its security interests in the assets of the Partnership. As of the date of this filing, the Partnership had not received a foreclosure notice from EWS with respect to the Purchase Notes. Any such foreclosure by EWS on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

     2. As discussed in Note 2, the term of the Partnership ends on December 31, 2005, unless terminated earlier in accordance with the terms of the Partnership Agreement. The Partnership will dissolve effective on the day on which the term of the Partnership ends. Upon the dissolution of the Partnership, the General Partner will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner will file with the Commission a Form 15 to terminate registration of the Units under the Exchange Act.

NOTE 4 - PURCHASE NOTES

The Purchase Notes are payable to EWS. The interest rate under the Purchase Notes was 10.75% per annum. Prior to maturity on December 31, 2001, the Purchase Notes were payable in equal semi-annual installments of principal and interest, commencing in 1986. The Partnership secured its payment obligations under the Purchase Notes by granting EWS security interests in the Windsystem.

The Partnership has not had sufficient cash flows from operations to make all payments of principal and interest on the Purchase Notes. The Partnership is in default under the terms of the Purchase Notes. During the first nine months of 2005, the Partnership made payments of $0.2 million to EWS under the Purchase Notes, which were applied towards the unpaid principal. As of September 30, 2005, the amount in default was $4.0 million, which was comprised of principal and interest in arrears.

During the period of 1996 through 2001, the Partnership did not pay all of the annually scheduled principal payments due under the Purchase Notes and, notwithstanding the maturity of the Purchase Notes in December 2001, the Partnership has not paid all of the remaining outstanding principal balance on the Purchase Notes. Notwithstanding the terms of the Purchase Notes, the payee under the Purchase Notes required that the Partnership pay only the originally-scheduled interest on the Purchase Notes as established under the original amortization schedules that are attached to the Purchase Notes. The payee under the Purchase Notes did not require the Partnership to pay any additional interest with respect to (i) the portion of the annual principal payments that was due and unpaid at the end of any calendar year during such period and (ii) any principal balance of the Purchase Notes outstanding at any time after the maturity date of the Purchase Notes. As a result of this arrangement, the Partnership paid or has been obligated to pay approximately $2.2 million less in interest through September 30, 2005 than it otherwise would have paid or been obligated to pay in the absence of such arrangement. This arrangement is acknowledged and memorialized in that certain Interest Expense Acknowledgement between the Partnership and EWS dated as of August 30, 2005. In addition, the terms of the Purchase Notes do not require the Partnership to pay additional interest on the accrued and unpaid interest due under the Purchase Notes.

The Partnership is in default under the Purchase Notes. Upon notice of default, EWS has a right to foreclose against its security interest in the assets of the Partnership, including the Windsystem. As of the date of this filing, EWS had not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by EWS on its security interest in the assets of the Partnership would have a material adverse effect on the Partnership.

NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

In addition to the Purchase Notes (See Note 4 above), the Partnership had other amounts payable to EWS as of September 30, 2005. Amounts payable to EWS include easement fees related to the Partnership's use of the Operating Site and management fees, maintenance costs and other miscellaneous expenses related to Windsystem operations.

The Partnership has the following related party transactions and relationships:

(1) EWS has granted the Partnership easement rights to the Operating Site under the Wind Park Easement Agreement (See Note 2 above). The Partnership incurred $0.2 million in easement fees during the first nine months of both 2005 and 2004 pursuant to the Wind Park Easement Agreement. The Partnership incurred $0.06 million in easement fees during the third quarter of both 2005 and 2004 pursuant to the Wind Park Easement Agreement.

(2) The Partnership has a contract with EWS to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 1 above). The Partnership incurred expenses of $0.4 million during the first nine months of both 2005 and 2004 pursuant to the Management Agreement. The Partnership incurred expenses of $0.1 million during the third quarter of both 2005 and 2004 pursuant to the Management Agreement.

NOTE 6- LITIGATION

Avian Fatalities

The Operating Site is located in the Altamont Pass area, which is in Alameda County, California. There are approximately 5,400 operating wind turbines in the Altamont Pass area, including the 200 Turbines owned and operated by the Partnership. The operation of wind turbines in the Altamont Pass area has resulted in a significant number of avian fatalities, including the deaths of certain hawks, eagles and owls, among other birds. Certain of these fatalities may be a violation of law, including The Migratory Bird Treaty Act and the Bald and Golden Eagle Protection Act. The Partnership and other turbine operators in the Altamont Pass area have been working together to formulate and implement various measures to reduce the number of avian fatalities. The Partnership has taken, and intends to take, a number of measures to address this issue and, depending on the measures taken, the cost (either direct cost or reduction in revenue) of such measures, and the cost of any actions that may be brought against the Partnership in connection with this issue, may be material to the ongoing operations of the Partnership. In connection with formulating measures to address this avian fatality issue, the Partnership, along with the other Altamont Pass area wind turbine operators, have had ongoing discussions with representatives of the California Department of Fish and Game ("CDFG"), the U.S. Fish and Wildlife Service ("FWS") and the U.S. Department of Justice ("DOJ"), among others. As of the date of this filing, the Partnership has taken several measures to address the avian fatality issue. First, the Partnership has completed the removal and dismantling of the nacelles and blades of five Turbines determined by the Partnership to be relatively high risk relating to avian fatalities. Second, the Partnership also has committed, in coordination with the other turbine operators in the Altamont Pass area, to shutdown the Windsystem during January and February 2006. At this point in time, the Partnership is unable to determine whether the measures it has taken, and expects to take, to address the avian fatality concerns applicable to the Operating Site will be satisfactory and whether CDFG, FWS or DOJ will require further action by the Partnership, or will bring any actions against the Partnership.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Future annual minimum payments under non-cancelable obligations as of September 30, 2005 are $0.07 million. There are no lease obligations subsequent to December 31, 2005.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

     1. The Purchase Notes matured on December 31, 2001 and all of the accrued and unpaid interest and outstanding principal on the Purchase Notes was due on that date. As discussed in Note 4 to the Financial Statements, the Partnership has not had sufficient cash flows from operations to make payment in full of the outstanding principal and accrued but unpaid interest on the outstanding Purchase Notes. The Partnership continues to be in default of the Purchase Notes. Upon notice of default, EWS has a right to foreclose against its security interests in the assets of the Partnership. As of the date of this filing, the Partnership had not received a foreclosure notice from EWS with respect to the Purchase Notes. Any such foreclosure by EWS on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

     2. As discussed in Note 2 to the Financial Statements, the term of the Partnership ends on December 31, 2005, unless terminated earlier in accordance with the terms of the Partnership Agreement. The Partnership will dissolve effective on the day on which the term of the Partnership ends. Upon the dissolution of the Partnership, the General Partner will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner will file with the Commission a Form 15 to terminate registration of the Units under the Exchange Act.

Liquidity and Capital Resources

The Partnership continued to experience a lack of liquidity throughout the third quarter of 2005, primarily due to an ongoing shortfall in revenues from operations in comparison to the costs and expenses of operations. Cash flows from the Partnership's operations continue to be sufficient to fund the Partnership's operating expenses; however, the Partnership has been unable to meet its obligations under the Purchase Notes. At September 30, 2005, principal payments on the Purchase Notes in the aggregate amount of $1.5 million and interest payments in the aggregate amount of $2.5 million were in arrears. The Purchase Notes matured in December 2001 and the Partnership does not anticipate that the Purchase Notes will be fully repaid prior to the end of the term of the Partnership. The Partnership's failure to make timely payments on the Purchase Notes gave EWS the right to foreclose against the collateral for its loans as set forth in the security agreements relating to the Purchase Notes. As of the date of this filing, the Partnership had not received a foreclosure notice from EWS with respect to the Purchase Notes. See "Results of Operations for the Nine Months Ended September 30, 2005 Compared to September 30, 2004."

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners is the production and sale of electricity from the Windsystem. The Partnership's sole customer is PG&E. The price paid by PG&E for the electricity is contractually defined under the Power Agreement.

As of September 30, 2005, the Partnership had no current or planned commitments for capital expenditures.

Results of Operations for the Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

During the nine-month period ended September 30, 2005, the Partnership's electricity revenue was $1.5 million, and the Windsystem produced 21.8 million kWh of electricity sold to PG&E. This was a decrease of $0.8 million or 36% in revenue and a decrease of 11.1 million kWh or 34% of electricity produced as compared to the nine-month period ended September 30, 2004. The Partnership believes the decrease in electricity produced is primarily due to lower average wind speeds during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Interest income increased $0.008 million during the first nine months of 2005 as compared with the first nine months of 2004. Operating cash was invested in an interest bearing account during the nine months ended September 30, 2005 but not during the nine months ended September 30, 2004.

Costs and expenses during the nine-month period ended September 30, 2005 were $1.9 million, a decrease of $0.2 million or 10% as compared to the nine month period ended September 30, 2004. Depreciation decreased $0.1 million in the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004 due to the Turbines being fully depreciated during 2005. Property taxes remained comparable in the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004.

Management fees decreased $0.01 million during the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004. The decrease in management fees is directly related to the decrease in Gross Operating Proceeds received during the nine-month period ended September 30, 2005. "Gross Operating Proceeds" is defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity (including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues), calculated without offset or other deductions of any nature (except for such amounts as may be required to be refunded by the Partnership to PG&E). Easement fees remained constant during the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004. Maintenance expenses decreased $0.02 million during the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004 due to a decrease in unscheduled maintenance. Insurance costs decreased by $0.05 million in the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004 due to decreased premiums. Other operating costs remained constant in the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004.

Overall, the Partnership reported a net loss of $0.4 million for the nine-month period ended September 30, 2005, a change of $0.6 million from the net income of $0.2 million in the nine-month period ended September 30, 2004. During the nine-month period ended September 30, 2005, the total partners' deficit increased by $0.4 million to $2.5 million. The net loss per Unit was $573 for the nine-month period ended September 30, 2005 compared with net income per Unit of $232 for the nine-month period ended September 30, 2004.

Cash flows from operations decreased by $0.5 million in the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004. This decrease was primarily due to decreased revenues during the nine-month period ended September 30, 2005. Cash flows used in financing activities decreased by $0.6 million during the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004 due to decreased principal payments on the Purchase Notes. Excess cash flows from operations are used primarily to fund payments of the principal and interest in arrears on the Purchase Notes.

Results of Operations for the Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

For the three months ended September 30, 2005, revenues from power sales were $0.7 million, and the Windsystem produced 11.3 million kWh of electricity for sale to PG&E. This was a decrease of $0.3 million or 26% in revenue and a decrease of 3.4 million kWh of electricity produced or 23% as compared to the same period in 2004. The Partnership believes the decrease in electricity produced is primarily due to lower average wind speeds during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Interest income increased $0.003 million during the three months ended September 30, 2005 as compared with the three months ended September 30, 2004. Operating cash was invested in an interest bearing account during the third quarter of 2005, but not during the third quarter of 2004.

Costs and expenses for the third quarter of 2005 were $0.6 million. This was a decrease of $0.03 million or 4%, as compared to the third quarter of 2004. Depreciation decreased $0.04 million during the third quarter of 2005 as compared to the third quarter of 2004 as the Turbines were fully depreciated in 2005. Property taxes, easement fees and management fees remained comparable during the third quarter of 2005 as compared to the third quarter of 2004. Maintenance expenses increased $0.02 million in the third quarter of 2005, as compared to the third quarter of 2004, due to an increase in unscheduled maintenance. Insurance costs decreased by $0.02 million in the third quarter of 2005 due to a decrease in premiums as compared with the third quarter of 2004. Other operating costs increased $0.02 million in the third quarter of 2005 as compared to the third quarter of 2004 due to an increase in the use of outside consultants.

Overall, the Partnership reported net income of $0.09 million for the third quarter of 2005, which is a decrease of $0.2 million or 72% as compared to the third quarter of 2004. Net income per Unit was $119 for the third quarter of 2005 compared with a net income per Unit of $420 for the third quarter of 2004.

Contractual Obligations

The Partnership's contractual obligations as of September 30, 2005 are as follows (in millions):

         ------------------------------- -------------- ---------------------
                                             2005            Thereafter
         ------------------------------- -------------- ---------------------
         ------------------------------- -------------- ---------------------

         ------------------------------- -------------- ---------------------
         ------------------------------- -------------- ---------------------
         Debt
         ------------------------------- -------------- ---------------------
         ------------------------------- -------------- ---------------------
             Purchase Notes Payable         $1.512               *
         ------------------------------- -------------- ---------------------
         ------------------------------- -------------- ---------------------

         ------------------------------- -------------- ---------------------
         ------------------------------- -------------- ---------------------
             Interest Payable               $2.532               *
         ------------------------------- -------------- ---------------------
         ------------------------------- -------------- ---------------------

         ------------------------------- -------------- ---------------------
         ------------------------------- -------------- ---------------------
         Purchase Obligations:
         ------------------------------- -------------- ---------------------

         ------------------------------- -------------- ---------------------
             Maintenance fees               $0.068               *
         ------------------------------- -------------- ---------------------

* The term of the Partnership ends on December 31, 2005, unless terminated earlier in accordance with the terms of the Partnership Agreement.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's management with the participation of the General Partners' Chief Executive Officer and Chief Financial Officer has evaluated the disclosure requirements of Item 305 of Regulation S-K "Quantitative and Qualitative Disclosures about Market Risk," and has concluded that the Partnership currently has no market risk sensitive instruments for which this disclosure is required.

Item 4.  CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of September 30, 2005. Based on these evaluations, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of September 30, 2005.

During the nine months ended September 30, 2005, the Partnership made no change in its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Partnership is in default under the Purchase Notes. As of the date of this filing, the total amount in default is $4.0 million, which is comprised of unpaid principal and interest in arrears. See Notes 3 and 4 to the Financial Statements for additional information.

Item 5. OTHER INFORMATION

This report contains statements that are forward-looking within the meaning of
Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Exchange Act. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and that actual results could differ materially as a result of known and unknown risks and uncertainties, including general economic conditions, future trends, and other risks, uncertainties and factors disclosed in this operating report.

Item 6. EXHIBITS

(a) Exhibits

   31.1           Rule 13a-14(a) Certification of Eric D. Gadd

   31.2           Rule 13a-14(a) Certification of Johnna D. Kokenge

   32.1           Section 1350 Certification of Eric D. Gadd

   32.2           Section 1350 Certification of Johnna D. Kokenge

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Zond Windsystem Partners, Ltd. Series 85-C
Date: November 14, 2005
                                   By:  Zond Windsystems Management V LLC,
                                   General Partner

                                   By:      /s/ Eric D. Gadd
                                      --------------------------------
                                   Eric D. Gadd
                                   Chief Executive Officer of Zond Windsystems
                                   Management V LLC, the General Partner of
                                   Zond Windsystem Partners, Ltd. Series 85-C, a California Limited Partnership


                                   By: /s/ Johnna D. Kokenge
                                      --------------------------------
                                   Johnna D. Kokenge
                                   Chief Financial Officer of Zond Windsystems
                                   Management V LLC, the General Partner of
                                   Zond Windsystem Partners, Ltd. Series 85-C, a California Limited Partnership

                                  Exhibit Index
                                  -------------


   Number                   Description

   31.1*          Rule 13a-14(a) Certification of Eric D. Gadd

   31.2*          Rule 13a-14(a) Certification of Johnna D. Kokenge

   32.1*          Section 1350 Certification of Eric D. Gadd

   32.2*          Section 1350 Certification of Johnna D. Kokenge

* Filed with this report