Form 10-K
period 2005-12-31
ZOND WINDSYSTEM PARTNERS LTD SERIES 85 C
filed 2006-03-31
CIK 783041

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       Or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________to __________________

                           Commission File No. 0-51511

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP

State or other jurisdiction of incorporation or organization:  California

I.R.S. Employer Identification No: 77-0093739

Address of principal executive offices: 1221 Lamar Street, Suite 1600, Houston, Texas

Zip code: 77010

Registrant's telephone number, including area code: (713) 853-0530

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [ ]   Accelerated Filer [ ]    Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable - The registrant is a limited partnership and its units of limited partnership interests are not traded.

================================================================================

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C
                        A CALIFORNIA LIMITED PARTNERSHIP
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS

ITEM NUMBER                                                         PAGE
-----------                                                         ----
                                     PART I

1.   Business....................................................     1
1A.  Risk Factors................................................     4
2.   Properties..................................................     5
3.   Legal Proceedings...........................................     6
4.   Submission of Matters to a Vote of Security Holders.........     6

                                     PART II

5.   Market for Registrant's Common Equity and Related
      Unitholder Matters.........................................     7
6.   Selected Financial Data ....................................     7
7.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations..............     8
7A.  Quantitative and Qualitative Disclosures about Market Risk..    11
8.   Financial Statements and Supplementary Data.................    11
9.   Changes in and Disagreements With Accountants
      on Accounting and Financial Disclosure.....................    11
9A.  Controls and Procedures.....................................    11
9B.  Other Information...........................................    12

                                    PART III

10.  Directors and Executive Officers of the Registrant .........    12
11.  Executive Compensation .....................................    14
12.  Security Ownership of Certain Beneficial Owners
      and Management and Related Unitholder Matters..............    14
13.  Certain Relationships and Related Transactions .............    14
14.  Principal Accountant Fees and Services......................    16

                                     PART IV

15.  Exhibits and Financial Statements Schedules................     17

ITEM 1.    BUSINESS

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

The Turbines are interconnected by a system of transformers and power transfer lines to a substation owned by the Partnership. The individual power lines from each of the Turbines are fed into step-up transformers, which increase the voltage of the Windsystem's power from 480 volts to 12.5 kilovolts ("kVs"). Additional 12.5 kV power transfer lines carry electricity to the Partnership's substation which steps up the power to 66 kVs. The power generated by the Windsystem is delivered at this voltage to PG&E at the interconnection point located adjacent to the Partnership's substation.

The Windsystem, which became operational in December 1985, was constructed by Zond Construction Corporation IV ("ZCC"), an affiliate of Zond Systems, Inc. ("ZSI"). The Partnership financed its purchase of the Windsystem with cash raised through a private placement of limited partnership units ("Partnership Interests" or "Units") and equipment financing in the form of promissory notes payable to ZCC (the "Purchase Notes"). ZCC's rights under the Purchase Notes were assigned to ZSI, which was later renamed Enron Wind Systems, Inc. ("EWSI"), which was later merged into a California limited liability company and renamed Enron Wind Systems, LLC ("EWS"). See "Bankruptcy and Mergers" below. The Purchase Notes matured in December 2001; however, the Purchase Notes remain unpaid. At December 31, 2001, there was outstanding $4.1 million of principal and $ 2.5 million of interest in arrears with respect to the Purchase Notes. As of December 31, 2005, there was outstanding $1.5 million of principal and $ 2.5 million of interest in arrears with respect to the Purchase Notes. For further information regarding the Purchase Notes and the amount of interest owing thereunder, see "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Purchase Note Financing" and Note 4 to the Financial Statements.

DISSOLUTION OF THE PARTNERSHIP

The business of the Partnership and the respective rights of its partners, including the Partnership's limited partners (the "Limited Partners"), are governed by the First Amended and Restated Agreement of Limited Partnership of Zond Windsystem Partners, Ltd. Series 85-C, a California Limited Partnership, entered into on December 23, 1985 (the "Partnership Agreement").

The term of the Partnership ended on December 31, 2005 in accordance with the terms of the Partnership Agreement. The Partnership dissolved effective on the day on which the term of the Partnership ended. The general partner of the Partnership, Zond Windsystems Management V LLC

(the "General Partner" or "ZWM"), a California limited liability company, which is wholly-owned by EWS, will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Securities and Exchange Commission (the "Commission") a Form 15 to terminate registration of the Units under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The General Partner is in the process of marketing for sale the assets of the Partnership. The Partnership shutdown the operation of the Windsystem on December 31, 2005, pending the sale of the Partnership's assets in liquidation. See "Item 3. LEGAL PROCEEDINGS - Avian Fatalities".

Under the terms of the Partnership Agreement, the proceeds of the liquidation of the assets of the Partnership are to be distributed in the following order: (i) first, for the payment of any liquidation expenses and Partnership debts (other than those owing to any of the Partners), such as the Purchase Notes; (ii) second, for the payment of any Partnership debts owing to any of the Partners; and (iii) third, for distributions to the Partners in proportion to their Partnership adjusted capital accounts, after giving effect to all contributions, distributions and allocations for all taxable years of the Partnership, including the taxable year during which the final liquidating distribution occurs. The Partnership believes it is unlikely that there will be enough proceeds from the liquidation of the Partnership's assets to cover the liquidation expenses of the Partnership and pay the Partnership's debts, including the unpaid principal and interest due in connection with the Purchase Notes. As a result, the Partnership believes it is likely that there will be no remaining proceeds from the liquidation of the Partnership's assets available for distribution to the Limited Partners.

BANKRUPTCY AND MERGERS

On January 3, 1997, ZSI's parent company, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corp. ("EREC"), which is wholly-owned by Enron Corp. ("Enron"). Commencing on December 2, 2001, and periodically thereafter, Enron and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On February 20, 2002, EWSI filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Additionally, a California limited liability company formed on February 19, 2002 for the purpose of merging with EWSI in anticipation of the sale of Enron's wind turbine manufacturing business also filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. EWSI merged with and into the other limited liability company on April 19, 2002, and the surviving limited liability company changed its name to Enron Wind Systems, LLC.

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

OPERATION AND MAINTENANCE SERVICES

EWS manages the Windsystem pursuant to a Windsystem Management Agreement entered into with the Partnership on November 4, 1985 (the "Management Agreement"). EWS has assumed the Management Agreement in connection with the Plan. The Management Agreement, as amended, was to terminate by its terms on March 31, 2006; however the Partnership and EWS entered into a Second Amendment to the Windsystem Management Agreement (the "Management Agreement Amendment") dated as of
March 24, 2006 which extended the termination date of the Management Agreement from March 31, 2006 to June 30, 2006.

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

SALE OF ELECTRIC POWER

The Partnership sold the electric power generated by the Turbines to PG&E under a Power Purchase Agreement (the "Power Agreement"). The Power Agreement was originally entered into between PG&E and Wind Developers, Inc. on January 17, 1985 and covered an aggregate of 20 megawatts of generating capacity. In December 1985, Wind Developers, Inc. assigned its rights and obligations under the Power Agreement to ZSI, and ZSI assigned its rights and obligations under the Power Agreement to the Partnership. The term of the Power Agreement expired on January 31, 2006. However, the Windsystem has not been in operation since December 31, 2005.

Under the Power Agreement, PG&E was required to purchase all of the electric output from the Turbines. Under the Power Agreement, energy generated was sold for a total price equal to the sum of (i) capacity rates based on forecasts of annual as-available capacity and (ii) energy rates. Through July 15, 2001, the energy rates were based on forecasts of the short run avoided cost of energy for PG&E. In connection with that certain agreement dated as of July 13, 2001 between the Partnership and PG&E, PG&E and the Partnership entered into the Third Amendment to the Power Purchase Agreement, which amended the energy component of the prices to be paid under the Power Agreement to provide that, during the period of July 16, 2001 through the end of the term of the Power Agreement, the energy component was equal to an average price of $0.0537 per kilowatt hour ("kWh") rather than based on the variable short run avoided cost of energy for PG&E.

WINDSYSTEM PERFORMANCE

The amount of electricity produced by the Turbines depended upon wind speed, which was subject to significant seasonal variations in the Altamont area. Wind speed was generally highest during the summer months and lowest during the winter months. These seasonal variations resulted in significant variations from month to month in the net power production realized by the Turbines, and therefore resulted in monthly variations in the amount of electricity sold to PG&E.

During 2005, PG&E purchased an aggregate of 24.5 million kWh of electricity from the Partnership for an aggregate purchase price of $1.6 million.

GOING CONCERN

     1. As discussed in "Item 1. BUSINESS - Introduction" and in Note 4 to the Financial Statements, the Partnership has not had, and does not anticipate that it will have, sufficient cash flows to make payment in full of the outstanding principal and accrued but unpaid interest on the outstanding Purchase Notes. The Partnership continues to be in default of the Purchase Notes. Upon notice of default, EWS has a right to foreclose against its security interests in the assets of the Partnership. As of the date of filing of this registration statement, the Partnership had not received a foreclosure notice from EWS with respect to the Purchase Notes. Any such foreclosure by EWS on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

     2. As discussed in "Item 1. BUSINESS - Dissolution of the Partnership" and in Note 1 to the Financial Statements, the term of the Partnership ended on December 31, 2005. The Partnership dissolved effective on the day on which the term of the Partnership ended. The General Partner will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Commission a Form 15 to terminate registration of the Units under the Exchange Act.

EMPLOYEES

The Partnership has no employees. EWS manages, operates and maintains the Windsystem pursuant to the Management Agreement. The General Partner, utilizing employees of Enron, attends to the remaining day-to-day activities of the Partnership.

ITEM 1A. RISK FACTORS

AVIAN FATALITIES

The past operation of the Turbines resulted in a significant number of avian fatalities. Certain of these fatalities may have been a violation of law, including The Migratory Bird Treaty Act and the Bald and Golden Eagle Protection Act. The Partnership is unable to determine if applicable governmental agencies or others will bring any actions against the Partnership relating to these past fatalities.

ENVIRONMENTAL RISK

There is a risk that the operation and maintenance of the Windsystem at the Operating Site has resulted, or will result, in environmental damage to the Operating Site, or some portion thereof, and that the Partnership could have liability associated with such damage.

NO MARKET FOR PARTNERSHIP INTERESTS

There is no public market for the Partnership Interests. Partnership Interests may not be transferred without the consent of the General Partner. There is a substantial risk that any holder of Partnership Interests will have no ability to transfer, sell or assign any such Partnership Interests.

VALUATION RISK IN SALE PROCESS

The Partnership is currently in liquidation and is marketing its assets for sale. There is no assurance of the amount of proceeds, if any, the Partnership will receive for the assets of the Partnership. As a result, there is significant risk that the Partnership will be unable to pay off its debts prior to the termination of the Partnership, and that the holders of the Partnership Interests will receive no distributions following the termination of the Partnership.

ITEM 2.  PROPERTIES

The Operating Site is located in Alameda County, California. The Partnership owns the Turbines, including the supporting towers and related concrete support pads and controllers, a power collector system and power substation. The Partnership has used the Operating Site pursuant to an easement granted by ZSI under the terms of the Amended and Restated Wind Park Easement Agreement dated as of July 1, 1986 (the "Wind Park Easement Agreement").

The Wind Park Easement Agreement, unless earlier terminated, terminated on March 6, 2006 (the "Scheduled Expiration Date"); provided, however, that the Partnership's rights under the Wind Park Easement Agreement are subject and subordinate to all of the terms and conditions of the Amended Ground Lease for Wind Park Development on the Rooney Ranch, Alameda County dated October 29, 1985 (the "Ground Lease") by and between the City of Santa Clara (the "City") and ZSI. Pursuant to the terms of the Ground Lease, the Ground Lease terminates twenty (20) years from the date the last wind turbine generator was "placed-in service". The Partnership believes that the last wind turbine generator was "placed-in-service" in December 1985 and that the term of the Ground Lease and, as a result, the term of the Wind Park Easement Agreement, ended in December 2005. Pursuant to the terms of the Ground Lease, in a reasonable time following the termination of the Ground Lease, not to exceed nine (9) months, EWS is required to remove the Turbines, related equipment and substation from the Operating Site.

Under the terms of the Ground Lease and the Wind Park Easement Agreement, the City had the option to purchase the Windsystem on December 31, 2005 at a price set forth in the Ground Lease by notifying EWS at least 180 days prior to the end of the year of its intent to make such purchase. In a letter dated June 2, 2005 the City informed Enron Wind LLC, a parent company of EWS, that the City did not wish to exercise the purchase option under the Ground Lease. In addition, the City's available period for notifying EWS of its intent to exercise such purchase option lapsed on July 4, 2005, and no further notice of intent to exercise the purchase option has been provided by the City.

Under the Wind Park Easement Agreement, within thirty (30) days of the Scheduled Expiration Date, the Partnership is required to remove from the Operating Site the Turbines, related equipment and substation, unless the Partnership elects to (i) abandon the Turbines, related equipment and substation or (ii) sell the Turbines, related equipment and substation. Pursuant to a letter dated March 28, 2006, the Partnership informed EWS of the Partnership's election to sell the Turbines, related equipment and substation. In connection with such sale, the Partnership must first offer the Turbines to EWS on the same terms and conditions. If the Partnership does not complete such sale within nine (9) months of the Scheduled Expiration Date, then the Partnership must immediately remove the Turbines, related equipment and substation. Failure to remove such equipment will result in the abandonment of such equipment to EWS, and all right, title and interest in such equipment shall transfer to EWS without the payment of any compensation to the Partnership. However, if the Turbines, related equipment and substation are abandoned, neither EWS nor any affiliate or assign shall have the right to operate the Turbines, related equipment and substation unless EWS (or its affiliate or assign) pays to the Partnership the appraised fair market value (as defined in the Wind Park Easement Agreement) of the Turbines, related equipment and substation.

ITEM 3.  LEGAL PROCEEDINGS

AVIAN FATALITIES

The Operating Site is located in the Altamont Pass area, which is in Alameda County, California. There are approximately 5,400 operable wind turbines in the Altamont Pass area, including the 200 Turbines owned by the Partnership. The operation of wind turbines in the Altamont Pass area has resulted in a significant number of avian fatalities, including the deaths of certain hawks, eagles and owls, among other birds. Certain of these fatalities may be a violation of law, including The Migratory Bird Treaty Act and the Bald and Golden Eagle Protection Act. The Partnership and other turbine operators in the Altamont Pass area worked together to formulate and implement various measures to reduce the number of avian fatalities. In connection with formulating measures to address this avian fatality issue, the Partnership, along with the other Altamont Pass area wind turbine operators, had discussions with representatives of the California Department of Fish and Game ("CDFG"), the U.S. Fish and Wildlife Service ("FWS") and the U.S. Department of Justice ("DOJ"), among others. The Partnership took measures to address this issue, and the cost (either direct cost or reduction in revenue) of such measures, and the cost of any actions that may be brought against the Partnership in connection with this issue, may be material to the Partnership. First, in 2005, the Partnership completed the removal and dismantling of the nacelles and blades of five Turbines determined by the Partnership to be relatively high risk relating to avian fatalities. Second, the Partnership, in coordination with the other turbine operators in the Altamont Pass area, shutdown the Windsystem during January and February 2006, and has continued the shutdown of the Windsystem pending the sale of the Partnership's assets in liquidation. At this point in time, the Partnership is unable to determine whether the measures it has taken to address the avian fatality concerns applicable to the Operating Site will be satisfactory and whether CDFG, FWS or DOJ will require further action by the Partnership, or will bring any actions against the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the partners of the Partnership during 2005.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

MARKET INFORMATION

There is no established public trading market for the Units. The Partnership Agreement includes various restrictions on the transfer of Units. The Partnership did not repurchase any Units during 2005.

HOLDERS

The Partnership's records indicate that at December 31, 2005 there were 561 holders of record of the Units.

CASH DISTRIBUTIONS

The Partnership makes cash distributions in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash during any fiscal year. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained and no events of default exist. The Partnership has never met these criteria and did not make cash distributions to its partners during the year ended December 31, 2005.

ITEM 6.  SELECTED FINANCIAL DATA

From and after 1987, the Partnership's accounting records have been maintained on a federal tax accrual basis, consistent with appropriate provisions of the Internal Revenue Code. Such records have been adjusted for purposes of filings with the Commission to reflect accounting principles generally accepted in the United States. The selected financial data should be read in conjunction with the financial statements and related footnotes included in Item 15.

                                                     As of and for the years ended December 31,
                                    ----------------------------------------------------------------------------
                                        2005            2004            2003            2002            2001
                                    ------------    ------------    ------------    ------------    ------------
                                     (Dollars in thousands, except per Unit values which are in whole dollars)
Total revenue                       $      1,660    $      2,474    $      2,082    $      2,255    $      3,020
Net loss                            $       (885)   $       (318)   $       (730)   $       (561)   $        (96)

Per unit:
   Net loss                               (1,166)           (419)           (962)           (739)           (126)
   Partners' deficit                      (3,950)         (2,784)         (2,365)         (1,403)           (664)

Total assets                        $      1,140    $      2,605    $      5,307    $      6,834    $      7,364
Current portion of notes
 payable to related party           $      1,512    $      1,702    $      3,452    $      4,052    $      4,052
Accrued interest to related party   $      2,532    $      2,532    $      2,532    $      2,532    $      2,532

Partners' deficit                   $     (2,998)   $     (2,113)   $     (1,795)   $     (1,065)   $       (504)

All per Unit values were calculated based on 759 Units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN

     1.   As discussed in Part I, "Item 1. BUSINESS - Introduction" and in
     Note 4 to the Financial Statements, the Partnership has not had, and does not anticipate that it will have, sufficient cash flows to make payment in full of the outstanding principal and accrued but unpaid interest on the outstanding Purchase Notes. The Partnership continues to be in default of the Purchase Notes. Upon notice of default, EWS has a right to foreclose against its security interests in the assets of the Partnership. As of the date of filing of this registration statement, the Partnership had not received a foreclosure notice from EWS with respect to the Purchase Notes. Any such foreclosure by EWS on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

     2. As discussed in Part I, "Item 1. BUSINESS - Dissolution of the Partnership" and Note 1 to the Financial Statements, the term of the Partnership ended on December 31, 2005. The Partnership dissolved effective on the day on which the term of the Partnership ended. The General Partner will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Commission a Form 15 to terminate registration of the Units under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership experienced a lack of liquidity throughout 2005, primarily due to an ongoing shortfall in revenues from operations in comparison to the costs and expenses of operations. Cash flows from the Partnership's operations were sufficient to fund the Partnership's operating expenses; however, the Partnership has been unable to meet its obligations under the Purchase Notes. At December 31, 2005, principal payments on the Purchase Notes in the aggregate amount of $1.5 million and interest payments in the aggregate amount of $2.5 million were in arrears. The Purchase Notes matured in December 2001 and the Partnership does not anticipate that the Purchase Notes will be fully repaid prior to the termination of the Partnership. The Partnership's failure to make timely payments on the Purchase Notes gave EWS the right to foreclose against the collateral for its loans as set forth in the security agreements relating to the Purchase Notes. As of the date of this filing, the Partnership had not received a foreclosure notice from EWS with respect to the Purchase Notes. See "Results of Operations for the Year Ended December 31, 2005 Compared to
December 31, 2004."

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners has been the production and sale to PG&E of electricity from the Windsystem. Since the Windsystem was shutdown on December 31, 2005, the Partnership has no current source of revenue.

As of December 31, 2005, the Partnership had no current or planned commitments for capital expenditures.

PURCHASE NOTES

The Partnership is in default of the Purchase Notes. As of December 31, 2005 the total amount in default was $1.5 million and $2.5 million, which was comprised of principal and interest in arrears, respectively. See "Item 1 - BUSINESS - Going Concern" and Notes 2 and 4 to the Financial Statements for additional information.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

During the year ended December 31, 2005, the Partnership's electricity revenue was $1.6 million, and the Windsystem produced 24.5 million kWh of electricity sold to PG&E. This was a decrease of $0.8 million or 33% in revenue and a decrease of 8.3 million kWh or 25% of electricity produced as compared to the year ended December 31, 2004. The Partnership believes the decrease in electricity produced is primarily due to lower average wind speeds during the year ended December 31, 2005 as compared to the year ended December 31, 2004. Interest income increased $0.009 million during 2005 as compared to 2004. Operating cash was invested in an interest bearing account during the entire year ended December 31, 2005; however, the operating cash was invested in an interest bearing account only during the fourth quarter of the year ended December 31, 2004.

Costs and expenses during 2005 were $2.5 million, a decrease of $0.2 million or 9% as compared to 2004. Depreciation decreased $0.2 million during 2005 as compared to 2004 due to the Turbines becoming fully depreciated during 2004. Property taxes remained comparable during 2005 as compared to 2004. Management fees decreased $0.009 million during 2005 as compared to 2004. The decrease in management fees is directly related to the decrease in Gross Operating Proceeds received during the year ended December 31, 2005. "Gross Operating Proceeds" is defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity (including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues), calculated without offset or other deductions of any nature (except for such amounts as may be required to be refunded by the Partnership to PG&E). Easement fees remained comparable during 2005 as compared to 2004. Maintenance expenses decreased $0.02 million during 2005 as compared to 2004 due to a decrease in unscheduled maintenance. Insurance costs decreased by $0.06 million during 2005 as compared to 2004 due to decreased premiums. Other operating costs increased $0.01 million during 2005 as compared to 2004 due to increased outside consultant expenses in 2005.

Overall, the Partnership reported a net loss of $0.9 million for 2005, a change of $0.6 million from the net loss of $0.3 million in 2004. During 2005, the total partners' deficit increased by $0.9 million to $3.0 million. The net loss per Unit was $1,166 for 2005 compared with a net loss per Unit of $419 for 2004.

Cash flows from operations decreased by $0.5 million in 2005 as compared to 2004. This decrease was primarily due to decreased revenues during the year ended December 31, 2005 as compared to the year ended December 31, 2004. Cash flows used in financing activities decreased by $1.6 million during 2005 as compared to 2004 due to decreased principal payments on the Purchase Notes. Excess cash flows from operations were used primarily to fund payments of the principal and interest in arrears on the Purchase Notes.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

During the year ended December 31, 2004, the Partnership's electricity revenue was $2.5 million, and the Windsystem produced 35.6 million kWh of electricity sold to PG&E. This was an increase of $0.4 million or 19% in revenue and an increase of 5.7 million kWh or 19% of electricity produced as compared to the year ended December 31, 2003. The Partnership believes the increase in electricity produced is primarily due to higher average wind speeds during the year ended December 31, 2004 as compared to the year ended December 31, 2003.

Costs and expenses were $2.8 million during each of 2004 and 2003. Depreciation was $1.6 million in both 2004 and 2003. During 2003, the Partnership recaptured $0.3 million of bad debt expense originally recognized in 2001. The bad debt expense related to receivables from PG&E for electricity delivered by the Partnership in 2000 and 2001, which had been deemed uncollectible. Once past due amounts were received in 2003, the bad debt expense was recaptured. There was no bad debt expense recaptured during 2004. Property taxes, easement fees and management fees remained comparable in 2004 as compared to 2003. Maintenance expenses decreased by $0.3 million due to a decrease in unscheduled maintenance in 2004 as compared to 2003. Insurance costs decreased by $0.05 million in 2004 as compared to 2003 due to decreased premiums. Other operating costs increased $0.04 million in 2004 as compared to 2003 due to increased backfeed electricity charges resulting from increased production in 2004.

Overall, the Partnership reported a net loss of $0.3 million for 2004, a change of $0.4 million from the net loss of $0.7 million in 2003. During 2004, the total partners' deficit increased by $0.3 million to $2.1 million. The net loss per Unit was $419 for 2004 compared with a net loss per Unit of $962 for 2003.

Cash flows from operations decreased by $0.4 million in 2004 as compared to 2003. This decrease was primarily due to unfavorable changes in working capital during 2004 as compared to 2003. Cash flows used in financing activities increased by $1.2 million during 2004 as compared to 2003 due to increased principal payments on the Purchase Notes. Excess cash flows from operations were used primarily to fund payments of the principal and interest in arrears on the Purchase Notes.

CONTRACTUAL OBLIGATIONS

The Partnership's contractual obligations as of December 31, 2005 are as follows (in millions):

                            2006*
                           -------
Debt
  Purchase Notes Payable   $ 1.512
  Interest Payments        $ 2.532

Purchase Obligations:
  Maintenance fees         $ 0.133
  Demobilization fee       $ 0.031

* The term of the Partnership ended, and the Partnership shutdown the operation of the Windsystem, on December 31, 2005; however, the Partnership extended the Management Agreement through June 30, 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the disclosure requirements of Item 305 of Regulation S-K "Quantitative and Qualitative Disclosures about Market Risk," and has concluded that the Partnership has no market risk sensitive instruments for which this disclosure is required.

SAFE HARBOR STATEMENT REGARDING OUTLOOK AND OTHER FORWARD LOOKING DATA

Portions of this report, including but not limited to Items 1 and 2, contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: competitive pricing pressures; fluctuations in fossil fuel prices; higher than expected costs; regulatory changes; potential liability resulting from pending or future litigation or administrative action; domestic and international political conditions; political events or insurgent activity; and capital expenditure, acquisition or disposition. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "will," "anticipate," "plan," "intend," "believe," "expect" or similar expressions that convey the uncertainty of future events or outcomes. The Partnership expressly disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Partnership for the fiscal year ended December 31, 2005, filed as part of this Form 10-K and listed in response to "Item 15. EXHIBITS, AND FINANCIAL STATEMENTS SCHEDULES" hereof, are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Partnership initially retained Hein & Associates LLP as its independent auditor as of January 27, 2005. During the 2003 and 2004 fiscal years and during the 2005 fiscal year through January 27, 2005, the Partnership did not consult with Hein & Associates LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Partnership's financial statements; or (iii) any matter which was the subject of a disagreement or a reportable event, as such terms are defined in Item 304(a)(1) of Regulation S-K and its related instructions.

ITEM 9A. CONTROLS AND PROCEDURES

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

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of December 31, 2005. Based on these evaluations, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2005. During the three months ended December 31, 2005, the Partnership made no change in its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have any employees or directors. The General Partner of the Partnership is ZWM, a California limited liability company, wholly-owned by EWS. Under the terms of the Partnership Agreement, the General Partner holds the exclusive right to manage the business and affairs of the Partnership. The Limited Partners as defined in the Partnership Agreement are not entitled to exercise any rights or powers to manage the business and affairs of the Partnership. The Limited Partners have voting rights only with respect to certain fundamental changes in the nature and operation of the Partnership, as set forth in the Partnership Agreement.

EXECUTIVE OFFICERS

Set forth below is certain information regarding officers of ZWM that may be deemed executive officers of the Partnership for Commission reporting purposes.

Jesse E. Neyman, age 62, has served as President and Chief Executive Officer of ZWM since January 3, 2006. Mr. Neyman is responsible for managing and liquidating the global wind business operations of Enron and its affiliates. Mr. Neyman has served as Vice President, Principal Investments, of Enron, since early 2002. He is responsible for managing financial investment portfolios of Enron and its affiliates. Prior to these assignments, Mr. Neyman served as Vice President of Enron Producer Finance, an affiliate of Enron, providing risk capital to the oil and gas sector.

Mr. Neyman was an executive officer of various subsidiaries of Enron that filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court for the Southern District of New York filed in connection with the Enron bankruptcy. See "Item 1. BUSINESS - Bankruptcy and Mergers" for additional information.

Johnna D. Kokenge, age 35, has served as Chief Financial Officer of ZWM since March 22, 2005. Ms. Kokenge has served in various accounting capacities for Enron and certain Enron affiliates since 1999.

DIRECTORS

ZWM has no directors. EREC, which indirectly holds the sole membership interest in ZWM, has a board of directors. Because neither the Partnership nor ZWM has an audit committee or a board of directors, the board of directors of EREC serves the role of the audit committee for the Partnership and these directors may be deemed to be directors of the Partnership under the Exchange Act. As a director of EREC, each individual listed below may also be deemed to be a director of Zond Windsystem Partners, Ltd. Series 85-A, Zond Windsystem Partners, Ltd. Series 85-B, and Zond-PanAero Windsystem Partners I, each a California Limited Partnership. Set forth below is certain information regarding the directors of EREC.

K. Wade Cline, age 43, has been a director of EREC since November 17, 2004. Mr. Cline was elected as Managing Director and Assistant General Counsel of Enron in February 2002, and was elected Managing Director and General Counsel of Enron in September 2005. Mr. Cline has served multiple Enron companies in various legal and management roles since 1992.

Richard Lydecker, age 61, has been a director of EREC since January 3, 2006, and has served as Managing Director and Chief Accounting Officer of Enron since February 2002. Mr. Lydecker also was elected as Enron's Chief Financial Officer effective December 20, 2005. Prior to his appointment to these positions with Enron, Mr. Lydecker was Vice President, Principal Investments of Enron.

The board of directors of EREC has determined that Mr. Lydecker is an "audit committee financial expert" as such term is defined by the rules of the Commission. Mr. Lydecker is not "independent" as such term is defined under the listing standards of the New York Stock Exchange.

Messrs. Cline and Lydecker were executive officers of various subsidiaries of Enron that filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court for the Southern District of New York filed in connection with the Enron bankruptcy. See "Item 1. BUSINESS - Bankruptcy and Mergers" for additional information. In addition, Mr. Cline was an executive officer of Dabhol Power Company, a foreign Enron affiliated entity, for which a receiver was appointed.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires the Partnership's directors, officers, and persons who own more than 10% of a registered class of the Partnership's equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on its review of the copies of such reports received by the Partnership, or written representations from certain reporting persons, the Partnership believes that during the last fiscal year, all Section 16 filing requirements applicable to its reporting persons were complied with.

CODE OF ETHICS

Enron (and all of its subsidiary companies, including ZWM and EWS) is subject to and covered by the Enron Corp. Code of Ethics (which applies to all covered employees, officers and directors). The foregoing entities are also subject to and governed by the Enron Corp. Accounting and Financial Reporting Code of Ethics, which also applies to all employees of Enron and its subsidiaries, including ZWM and EWS. A copy of the Enron Corp. Code of Ethics is available, without charge, upon request in writing to the Partnership at 1221 Lamar Street, Suite 1600, Houston, Texas 77010 Attention: Investor Relations.

DELEGATION OF MANAGEMENT

The Partnership has delegated certain aspects of the operation, management, maintenance and repair of the Windsystem to EWS pursuant to the Management Agreement. See "Item 1. BUSINESS - Operation and Maintenance Services".

ITEM 11. EXECUTIVE COMPENSATION

As the Partnership has no employees, it does not pay executive compensation to any individual. The General Partner participates in the profits and losses of the Partnership by virtue of its partnership interests, and EWS receives payment under the Management Agreement for services rendered thereunder. The Partnership makes distributions in accordance with the terms of the Partnership Agreement. The Partnership did not distribute any amounts to the General Partner during 2005. Eric D. Gadd served as President and Chief Executive Officer of ZWM from September 26, 2002 through December 31, 2005. Individuals that may be deemed executive officers of the Partnership are compensated by Enron or subsidiaries of Enron for all of their services rendered to Enron or its affiliates, including services to the Partnership, and are not compensated directly by the Partnership. The directors of EREC are compensated for all of their services rendered, including services to the Partnership, by Enron and they are not compensated directly by the Partnership for their services as directors of EREC. See also "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a discussion of payments made by the Partnership to EWS.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CERTAIN BENEFICIAL OWNERS

To the Partnership's knowledge, no person (including a "group" as that term is used in Section 13(d)(3) of the Exchange Act) is the beneficial owner of more than 5% of the Partnership's equity interests.

OWNERSHIP OF MANAGEMENT

ZWM owns the sole general partner interest in the Partnership. No person who is deemed to be an executive officer or director of the Partnership owns any interest in the Partnership, ZWM, EREC or any of its subsidiaries.

CHANGES IN CONTROL

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following summarizes payments made to and proposed to be made to, and made by and proposed to be made by, the Partnership to the General Partner and its affiliates in connection with certain agreements. These payments were determined by and among affiliated entities and, consequently, are not the result of arm's-length negotiations.

EWS receives payments from the Partnership pursuant to the Purchase Notes, the Management Agreement, and the Wind Park Easement Agreement.

On August 8, 2005 the executive officers of EWS resigned and accordingly, since such date, the executive officers of EREC may be deemed executive officers of EWS. Eric D. Gadd was Chief Executive Officer and President of EWS from May 11, 2002 through August 7, 2005. Richard Lydecker has been Chief Accounting Officer of EREC since September 8, 2005. Jesse Neyman, Jr. has been President and Chief Operating Officer of EREC since January 3, 2006. Robert Semple was a director of EREC from December 12, 2002 through December 31, 2005 and was an Associate Restructuring Director of EWS from November 17, 2004 through August 7, 2005. K. Wade Cline was a Vice-President of EWS from November 17, 2004 through August 7, 2005, and has been the Executive Vice President of EREC since September 6, 2005.

PURCHASE NOTE FINANCING

EWS earned interest from the Partnership under the Purchase Notes. The interest rate under the Purchase Notes was 10.75% per annum. Prior to maturity on December 31, 2001, the Purchase Notes were payable in equal semi-annual installments of principal and interest, commencing in 1986. During 2005, the Partnership made principal payments to EWS on the Purchase Notes of $0.2 million. At December 31, 2005, approximately $1.5 million of outstanding principal, and $2.5 million of accrued interest in arrears, was due to EWS under the Purchase Notes.

During the period of 1996 through 2001, the Partnership did not pay all of the annually scheduled principal payments due under the Purchase Notes and, notwithstanding the maturity of the Purchase Notes in December 2001, the Partnership has not paid all of the remaining outstanding principal owing under the Purchase Notes. Notwithstanding the terms of the Purchase Notes, the payee under the Purchase Notes required that the Partnership pay only the originally-scheduled interest on the Purchase Notes as established under the amortization schedules that are attached to the Purchase Notes. The payee under the Purchase Notes did not require the Partnership to pay any additional interest with respect to (i) the portion of the annual principal payments that was due and unpaid at the end of any calendar year during such period and (ii) any principal balance of the Purchase Notes outstanding at any time after the maturity date of the Purchase Notes. As a result of this arrangement, the Partnership paid or has been obligated to pay approximately $ 2.2 million less in interest through December 31, 2005 than it otherwise would have paid or been obligated to pay in the absence of such arrangement. This arrangement is acknowledged and memorialized in the Interest Expense Acknowledgement between the Partnership and EWS dated as of August 30, 2005. In addition, the terms of the Purchase Notes do not require the Partnership to pay additional interest on the accrued and unpaid interest due under the Purchase Notes.

The Partnership is in default under the Purchase Notes. Upon notice of default, EWS has a right to foreclose against its security interest in the assets of the Partnership, including the Windsystem. As of the date of filing of this registration statement, EWS had not notified the Partnership of EWS' intent to foreclose on its security interest. Any such foreclosure by EWS on its security interest in the assets of the Partnership would have a material adverse effect on the Partnership.

MANAGEMENT OF THE WINDSYSTEM

Under the Management Agreement, EWS, as an independent contractor, is the manager with respect to the operation, management, maintenance and repair of the Windsystem. EWS is obligated to exercise due diligence in performing its duties and obligations. EWS' duties and obligations under the Management Agreement include, but are not limited to: (1) representing the Partnership in its dealings with PG&E, (2) hiring and supervising operating and maintenance personnel, (3) causing the Turbines to be maintained in good condition and repair, (4) complying with any orders or obligations imposed by any governmental agency with jurisdiction, unless the Partnership instructs to the contrary, (5) investigating all accidents or damage relating to the ownership, operation or maintenance of the Turbines or infrastructural facilities, (6) enforcing warranty and insurance claims associated with the Turbines, the infrastructural facilities and components thereof, (7) maximizing production of electric power and performing other services that it may deem necessary in its reasonable judgment, (8) using best efforts to ensure costs and expenses are reasonable and competitive with those of unaffiliated third parties, and (9) providing such reports and information as may reasonably be requested by the lenders to, or other persons with an interest in, the Partnership. See "Item 1. BUSINESS - Operation and Maintenance Services."

As compensation for its services under the Management Agreement, EWS receives a management fee of 1% of the Partnership's Gross Operating Proceeds. Under the Management Agreement, EWS is also reimbursed for 115% of the maintenance costs incurred in connection with the Windsystem, including labor and material costs that it incurs in the performance of maintenance services, including maintenance services by third parties relating to the Windsystem.

During 2005, the Partnership made payments under the Management Agreement to or on behalf of EWS in an amount of $0.02 million for management fees and approximately $0.5 million for cost reimbursement of maintenance and other operating costs.

WIND PARK EASEMENT AGREEMENT

The Partnership has used the Operating Site pursuant to the Wind Park Easement Agreement. Under the Wind Park Easement Agreement, the Partnership has been required to pay EWS (i) annual easement fees, (ii) the Partnership's pro rata share of real property taxes and assessments, and (iii) the Partnership's pro rata share of the repair and maintenance costs of the infrastructure roads relating to the Operating Site. The Wind Park Easement Agreement required that the Partnership pay annual easement fees in an amount equal to the greater of:
(i) the Partnership's pro rata share of each annual payment due from EWS to the City under the Ground Lease, or (ii) a percentage of Gross Operating Proceeds that increases throughout the term of the Wind Park Easement Agreement (5% from calendar year 1986 through 1995; 10% from calendar year 1996 through 2000; and 13% thereafter). The Partnership has recognized the easement expense on a straight-line basis over the life of the Wind Park Easement Agreement. For 2005, the Partnership's easement fees were $0.3 million.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees for professional audit services rendered to the Partnership by Hein & Associates LLP for the years ended December 31, 2005 and 2004 were $32,000 and $0, respectively. The board of directors of EREC pre-approves all audit and non-audit services provided by Hein & Associates LLP to the Partnership.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1     FINANCIAL STATEMENTS

         Balance Sheets at December 31, 2005 and 2004

         Statements of Operations for the years ended December 31, 2005, 2004 and 2003

         Statements of Changes in Partners' Deficit for the years ended December 31, 2005, 2004 and 2003

         Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

         Notes to Financial Statements

(a)2     Schedules

         None

(a)3     Exhibits

NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------

3.1 Certificate of Limited Partnership filed in the office of the California Secretary of State on October 25, 1985 (Incorporated by reference from Exhibit 3.1 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

3.2 First Amended and Restated Agreement of Limited Partnership of Zond Windsystem Partners, Ltd. Series 85-C, dated as of December 23, 1985 (Incorporated by reference from Exhibit 3.2 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

10.1 Windsystem Construction Agreement, dated as of November 4, 1985, between Zond Construction Corporation IV ("ZCC") and Zond Windsystem Partners, Ltd. Series 85-C (the "Partnership") (Incorporated by reference from Exhibit
10.1 to the Partnership's Registration Statement on Form 10 filed August 31,
2005).

10.2 Purchase Note and Security Agreement (Series C) dated as of December 2, 1985 between ZCC and the Partnership; Amendment to Purchase Note and Security Agreement between ZCC and the Partnership dated as of July 1, 1986 Supplemental Security Agreement (Series C) between Zond Windsystems Holding Company (successor by merger to ZCC) and the Partnership dated as of June 30, 1992 (Incorporated by reference from Exhibit 10.2 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

10.3 Series C Promissory Note dated as of December 23, 1985 in the amount of $7,920,000 issued by the Partnership in favor of ZCC; Series C Promissory Note dated as of December 27, 1985 in the amount of $7,920,000 issued by the Partnership in favor of ZCC (Incorporated by reference from Exhibit 10.3 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

10.4 Deed of Trust and Assignment of Rents dated as of December 2, 1985 by the Partnership in favor of ZCC; First Amendment to Deed of Trust and Assignment of Rents dated as of July 1, 1986 between the Partnership and ZCC (Incorporated by reference from Exhibit 10.4 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

10.5 Amended Ground Lease For Wind Park Development on the Rooney Ranch, Alameda County dated October 29, 1985 by and between the City of Santa Clara and Zond Systems, Inc. ("ZSI") (Incorporated by reference from Exhibit 10.5 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

10.6 Amended and Restated Wind Park Easement Agreement, dated as of July 1, 1986, between ZSI and the Partnership (Incorporated by reference from Exhibit
10.6 to the Partnership's Registration Statement on Form 10 filed August 31,
2005).

10.7 Windsystem Management Agreement, dated as of November 4, 1985, between ZSI and the Partnership (Incorporated by reference from Exhibit 10.7 to the Partnership's Registration Statement on Form 10 filed August 31, 2005); First Amendment to Windsystem Management Agreement (Incorporated by reference from
Exhibit 10.2 to the Partnership's Current Report on Form 8-K dated December 31,
2005); and Second Amendment to Windsystem Management Agreement (Incorporated by reference from Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated March 30, 2006).

10.8 Power Purchase Agreement For Long-Term Energy and Capacity, dated January 17, 1985, between Wind Developers, Inc. and Pacific Gas and Electric Company ("PG & E"); Assignment of Power Purchase Agreement effective as of September 17, 1985, between Wind Developers, Inc. and ZSI; Assignment of Power Purchase Agreement dated November 4, 1985, between ZSI and the Partnership; First Amendment to Power Purchase Agreement between PG&E and the Partnership dated December 11, 1985; Second Amendment to the Long-Term Energy and Capacity Power Purchase Agreement between PG&E and the Partnership dated September 19, 1988; Third Amendment to the Power Purchase Agreement between PG&E and the Partnership dated November 13, 2001 (Incorporated by reference from Exhibit 10.8 to the Partnership's Registration Statement on Form 10 filed August 31, 2005); and Letter Agreement between PG&E and the Partnership dated December 28, 2005 (Incorporated by reference from Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated December 31, 2005).

10.9 Agreement dated as of July 13, 2001 between PG&E and the Partnership (Incorporated by reference from Exhibit 10.9 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

10.10 Interest Expense Acknowledgement dated as of August 30, 2005 between EWS and the Partnership (Incorporated by reference from Exhibit 10.10 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

31.1*    Rule 13a-14(a) Certification of Jesse E. Neyman

31.2*    Rule 13a-14(a) Certification of Johnna D. Kokenge

32.1*    Section 1350 Certification of Jesse E. Neyman

32.2*    Section 1350 Certification of Johnna D. Kokenge

* Filed with this report

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ZOND WINDSYSTEM PARTNERS, LTD.
                                   SERIES 85-C, a California limited partnership

                                   By:    Zond Windsystems
                                          Management V LLC,
                                          General Partner

Dated March 31, 2006               By:
                                   Name:  /s/ Jesse E. Neyman
                                          --------------------------------------
                                   Title: President & CEO

           Signature                             Title                           Date
---------------------------   -------------------------------------------   --------------
By:  /s/ Jesse E. Neyman      Chief Executive Officer of Zond Windsystems   March 31, 2006
     ----------------------   Management V LLC, the General Partner of
     Jesse E. Neyman          Zond Windsystem Partners, Ltd. Series 85-C


By:  /s/ Johnna D. Kokenge    Chief Financial Officer of Zond Windsystems   March 31, 2006
     ----------------------   Management V LLC, the General Partner of
     Johnna D. Kokenge        Zond Windsystem Partners, Ltd. Series 85-C


By:  /s/ Richard Lydecker     Director of Enron Renewable Energy Corp.      March 31, 2006
     ----------------------
     Richard Lydecker


By:  /s/ Kenneth Wade Cline   Director of Enron Renewable Energy Corp.      March 31, 2006
     ----------------------
     Kenneth Wade Cline

                                  EXHIBIT INDEX

NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------

3.1 Certificate of Limited Partnership filed in the office of the California Secretary of State on October 25, 1985 (Incorporated by reference from Exhibit 3.1 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

3.2 First Amended and Restated Agreement of Limited Partnership of Zond Windsystem Partners, Ltd. Series 85-C, dated as of December 23, 1985 (Incorporated by reference from Exhibit 3.2 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

10.1 Windsystem Construction Agreement, dated as of November 4, 1985, between Zond Construction Corporation IV ("ZCC") and Zond Windsystem Partners, Ltd. Series 85-C (the "Partnership") (Incorporated by reference from Exhibit 10.1 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

10.2 Purchase Note and Security Agreement (Series C) dated as of December 2, 1985 between ZCC and the Partnership; Amendment to Purchase Note and Security Agreement between ZCC and the Partnership dated as of July 1, 1986 Supplemental Security Agreement (Series C) between Zond Windsystems Holding Company (successor by merger to ZCC) and the Partnership dated as of June 30, 1992 (Incorporated by reference from Exhibit 10.2 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

10.3 Series C Promissory Note dated as of December 23, 1985 in the amount of $7,920,000 issued by the Partnership in favor of ZCC; Series C Promissory Note dated as of December 27, 1985 in the amount of $7,920,000 issued by the Partnership in favor of ZCC (Incorporated by reference from Exhibit 10.3 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

10.4 Deed of Trust and Assignment of Rents dated as of December 2, 1985 by the Partnership in favor of ZCC; First Amendment to Deed of Trust and Assignment of Rents dated as of July 1, 1986 between the Partnership and ZCC (Incorporated by reference from Exhibit 10.4 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

10.5 Amended Ground Lease For Wind Park Development on the Rooney Ranch, Alameda County dated October 29, 1985 by and between the City of Santa Clara and Zond Systems, Inc. ("ZSI") (Incorporated by reference from
         Exhibit 10.5 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

10.6 Amended and Restated Wind Park Easement Agreement, dated as of July 1, 1986, between ZSI and the Partnership (Incorporated by reference from Exhibit 10.6 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

10.7 Windsystem Management Agreement, dated as of November 4, 1985, between ZSI and the Partnership (Incorporated by reference from Exhibit 10.7 to the Partnership's Registration Statement on Form 10 filed August 31,
         2005); First Amendment to Windsystem Management Agreement (Incorporated by reference from Exhibit 10.2 to the Partnership's Current Report on Form 8-K dated December 31, 2005); and Second Amendment to Windsystem Management Agreement (Incorporated by reference from Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated March 30, 2006).

10.8 Power Purchase Agreement For Long-Term Energy and Capacity, dated January 17, 1985, between Wind Developers, Inc. and Pacific Gas and Electric Company ("PG & E"); Assignment of Power Purchase Agreement effective as of September 17, 1985, between Wind Developers, Inc. and ZSI; Assignment of Power Purchase Agreement dated November 4, 1985, between ZSI and the Partnership; First Amendment to Power Purchase Agreement between PG&E and the Partnership dated December 11, 1985; Second Amendment to the Long-Term Energy and Capacity Power Purchase Agreement between PG&E and the Partnership dated September 19, 1988; Third Amendment to the Power Purchase Agreement between PG&E and the Partnership dated November 13, 2001 (Incorporated by reference from
         Exhibit 10.8 to the Partnership's Registration Statement on Form 10 filed August 31, 2005); and Letter Agreement between PG&E and the Partnership dated December 28, 2005 (Incorporated by reference from
         Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated December 31, 2005).

10.9 Agreement dated as of July 13, 2001 between PG&E and the Partnership (Incorporated by reference from Exhibit 10.9 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

10.10 Interest Expense Acknowledgement dated as of August 30, 2005 between EWS and the Partnership (Incorporated by reference from Exhibit 10.10 to the Partnership's Registration Statement on Form 10 filed August 31,
         2005).

31.1*    Rule 13a-14(a) Certification of Jesse E. Neyman

31.2*    Rule 13a-14(a) Certification of Johnna D. Kokenge

32.1*    Section 1350 Certification of Jesse E. Neyman

32.2*    Section 1350 Certification of Johnna D. Kokenge

* Filed with this report

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2005 and 2004                               F-1

Statements of Operations for the years ended December 31, 2005, 2004
and 2003                                                                   F-2

Statements of Changes in Partners' Deficit
for the years ended December 31, 2005, 2004 and 2003                       F-3

Statements of Cash Flows for the years ended December 31, 2005, 2004
and 2003                                                                   F-4

Notes to Financial Statements                                              F-5

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Zond Windsystem Partners, Ltd. Series 85-C:

We have audited the accompanying balance sheets of Zond Windsystem Partners, Ltd. Series 85-C (the "Partnership") as of December 31, 2005 and 2004 and the related statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership has not had sufficient cash flows from operations to make payments of principal and interest in arrears on outstanding debt and certain agreements relating to the Partnership's ability to generate electricity expired in 2005. The Partnership is expected to liquidate and terminate in 2006. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

March 1, 2006

HEIN & ASSOCIATES LLP

Houston, Texas

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                         December 31, 2005    December 31, 2004
                                                         -----------------    -----------------
Assets
Current assets:
  Cash and cash equivalents                              $           1,056    $           1,050
  Accounts receivable                                                   66                   60
  Other current assets                                                  18                   16
                                                         -----------------    -----------------
Total current assets                                                 1,140                1,126
                                                         -----------------    -----------------
Property, plant and equipment:
  Plant and equipment                                               32,660               32,660
  Less - accumulated depreciation                                  (32,660)             (31,181)
                                                         -----------------    -----------------
Property, plant and equipment, net                                     -                  1,479
                                                         -----------------    -----------------
    Total assets                                         $           1,140    $           2,605
                                                         =================    =================
Liabilities and partners' deficit
Current liabilities:
  Accounts payable and accrued expenses                  $              83    $              78
  Accounts payable to related party                                     11                   53
  Current portion of notes payable to related party                  1,512                1,702
  Accrued interest to related party                                  2,532                2,532
  Deferred rent                                                        -                    353
                                                         -----------------    -----------------
Total current liabilities                                            4,138                4,718
                                                         -----------------    -----------------
Partners' deficit:
  General partner                                                      204                  213
  Limited partners                                                  (6,329)              (5,462)
  Special limited partners                                           3,127                3,136
                                                         -----------------    -----------------
    Total partners' deficit                                         (2,998)              (2,113)
                                                         -----------------    -----------------
    Total liabilities and partners' deficit              $           1,140    $           2,605
                                                         =================    =================

    The accompanying notes are an integral part of the financial statements.

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
    (Dollars in thousands, except per Unit value, which is in whole dollars)

                                                            For the years ended,
                                          ---------------------------------------------------------
                                          December 31, 2005   December 31, 2004   December 31, 2003
                                          -----------------   -----------------   -----------------
Revenue:
  Sale of electricity                     $           1,645   $           2,468   $           2,080
  Other income                                           15                   6                   2
                                          -----------------   -----------------   -----------------
Total revenue                                         1,660               2,474               2,082

Costs and expenses:
  Depreciation                                        1,479               1,647               1,647
  Bad dept expense                                        -                   -                (298)
  Property taxes                                         32                  34                  32
  Easement fees to related party                        257                 257                 257
  Management fees to related party                       16                  25                  26
  Maintenance and other operating costs
   to related and other parties                         518                 534                 852
  Insurance costs                                        90                 154                 199
  Other operating costs                                 153                 141                  97
                                          -----------------   -----------------   -----------------
Total costs and expenses                              2,545               2,792               2,812
                                          -----------------   -----------------   -----------------
Net loss                                  $            (885)  $            (318)  $            (730)
                                          =================   =================   =================
Net loss per Unit                         $          (1,166)  $            (419)  $            (962)
                                          =================   =================   =================
Number of outstanding Limited
 Partner Units                                          759                 759                 759
                                          =================   =================   =================

    The accompanying notes are an integral part of the financial statements.

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                             (Dollars in thousands)

                                          For the years ended December 31, 2005, 2004 and 2003
                                          -----------------------------------------------------
                                                                                      Special
                                                          General       Limited       Limited
                                             Total        Partner      Partners       Partners
                                          -----------   -----------   -----------   -----------
Profit and loss allocation                     100.00%         1.00%        98.00%         1.00%
                                          -----------   -----------   -----------   -----------

Balance at December 31, 2002              $    (1,065)  $       223   $    (4,434)  $     3,146

Net loss                                         (730)           (7)         (716)           (7)

Balance at December 31, 2003              $    (1,795)  $       216   $    (5,150)  $     3,139

Net loss                                         (318)           (3)         (312)           (3)
                                          -----------   -----------   -----------   -----------

Balance at December 31, 2004              $    (2,113)  $       213   $    (5,462)  $     3,136

Net loss                                         (885)           (9)         (867)           (9)
                                          -----------   -----------   -----------   -----------
Balance at December 31, 2005              $    (2,998)  $       204   $    (6,329)  $     3,127
                                          ===========   ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements.

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                           For the years ended,
                                                              ----------------------------------------------
                                                               December 31,    December 31,    December 31,
                                                                   2005           2004             2003
                                                              --------------  --------------  --------------
Cash Flow From Operating Activities:

Net loss                                                      $         (885) $         (318) $         (730)

Reconciliation of net loss to net cash provided by operating activities:

Depreciation                                                           1,479           1,647           1,647

Changes in operating assets and liabilities:
  Accounts receivable                                                     (6)              5             384
  Other current assets                                                    (2)              -               -
  Accounts payable and accrued expenses                                    5            (159)            205
  Amount payable to related party                                        (42)           (164)            (23)
  Deferred rent                                                         (353)           (311)           (379)
                                                              --------------  --------------  --------------
Net cash provided by operating activities                                196             700           1,104

Cash flows used in financing activities - principal
payments on notes payable to related party                              (190)         (1,750)           (600)
                                                              --------------  --------------  --------------

Net increase (decrease) in cash and cash equivalents                       6          (1,050)            504

Cash and cash equivalents at beginning of year                         1,050           2,100           1,596
                                                              --------------  --------------  --------------

Cash and cash equivalents at end of year                      $        1,056  $        1,050  $        2,100
                                                              ==============  ==============  ==============

Supplemental disclosure of cash flow information:
Cash paid during the year for interest                        $            -  $            -  $            -

The accompanying notes are an integral part of the financial statements.

                                       F-4

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE PARTNERSHIP

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

The Turbines are interconnected by a system of transformers and power transfer lines to a substation owned by the Partnership. The individual power lines from each of the Turbines are fed into step-up transformers, which increase the voltage of the Windsystem's power from 480 volts to 12.5 kilovolts ("kVs"). Additional 12.5 kV power transfer lines carry electricity to the Partnership's substation which steps up the power to 66 kVs. The power generated by the Windsystem is delivered at this voltage to PG&E at the interconnection point located adjacent to the Partnership's substation.

The Windsystem, which became operational in December 1985, was constructed by Zond Construction Corporation IV ("ZCC"), an affiliate of Zond Systems, Inc. ("ZSI"). The Partnership financed its purchase of the Windsystem with cash raised through a private placement of limited partnership units ("Partnership Interests" or "Units") and equipment financing in the form of promissory notes payable to ZCC (the "Purchase Notes"). The Purchase Notes matured in December 2001; however the Purchase Notes remain unpaid. See Notes 2 and 4 below. ZCC's rights under the Purchase Notes were assigned to ZSI, which was later renamed Enron Wind Systems, Inc. ("EWSI"), and subsequently merged into a California limited liability company and renamed Enron Wind Systems, LLC ("EWS"). On January 3, 1997, ZSI's parent company, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corp. ("EREC"), which is wholly-owned by Enron Corp. ("Enron"). The general partner of the Partnership (the "General Partner") is Zond Windsystems Management V LLC ("ZWM"), a California limited liability company, which is wholly-owned by EWS. See "Bankruptcy and Mergers" regarding certain affiliated mergers and name changes affecting ZWM, EWSI and EWS.

DISSOLUTION OF THE PARTNERSHIP

The business of the Partnership and the respective rights of its partners, including the Partnership's limited partners (the "Limited Partners"), are governed by the First Amended and Restated Agreement of Limited Partnership of Zond Windsystem Partners, Ltd. Series 85-C, a

California Limited Partnership, entered into on December 23, 1985, (the "Partnership Agreement").

The term of the Partnership ended on December 31, 2005 in accordance with the terms of the Partnership Agreement. The Partnership dissolved effective on the day on which the term of the Partnership ended. The General Partner will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Securities and Exchange Commission (the "Commission") a Form 15 to terminate registration of the Units under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The General Partner is in the process of marketing for sale the assets of the Partnership. The Partnership shutdown the operation of the Windsystem on December 31, 2005, pending the sale of the Partnership's assets in liquidation. See Note 6 for additional information.

Under the terms of the Partnership Agreement, the proceeds of the liquidation of the assets of the Partnership are to be distributed in the following order: (i) first, for the payment of any liquidation expenses and Partnership debts (other than those owing to any of the Partners), such as the Purchase Notes; (ii) second, for the payment of any Partnership debts owing to any of the Partners; and (iii) third, for distributions to the Partners in proportion to their Partnership adjusted capital accounts, after giving effect to all contributions, distributions and allocations for all taxable years of the Partnership, including the taxable year during which the final liquidating distribution occurs. The Partnership believes it is unlikely that there will be enough proceeds from the liquidation of the Partnership's assets to cover the liquidation expenses of the Partnership and pay the Partnership's debts, including the unpaid principal and interest due in connection with the Purchase Notes. As a result, the Partnership believes it is likely that there will be no remaining proceeds from the liquidation of the Partnership's assets available for distribution to the Partners.

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

OPERATION AND MAINTENANCE SERVICES

EWS manages the Windsystem pursuant to a Windsystem Management Agreement entered into with the Partnership on November 4, 1985 (the "Management Agreement"). EWS has assumed the Management Agreement in connection with the Plan. The Management Agreement was to terminate by its terms on December 31, 2005; however, the Partnership and EWS extended the termination date of the Management Agreement from December 31, 2005 to June 30, 2006. See Note 9 for additional information.

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

SUBSTANTIAL TRANSACTIONS AND OPERATING AGREEMENTS

The accompanying financial statements include substantial transactions with related parties. These transactions are further described in Note 5 below.

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

(1) The Partnership sold the electric power generated by the Turbines to PG&E under a Power Purchase Agreement (the "Power Agreement"). The Power Agreement was originally entered into between PG&E and Wind Developers, Inc. on January 17, 1985 and covered an aggregate of 20 megawatts of generating capacity. In December 1985, Wind Developers, Inc. assigned its rights and obligations under the Power Agreement to ZSI, and ZSI assigned its rights and obligations under the Power Agreement to the Partnership. The term of the Power Agreement expired on January 31, 2006. However, the Windsystem has not been in operation since December 31, 2005. See Note 9 for additional information.

     Under the Power Agreement, PG&E was required to purchase all of the electric output from the Turbines. Under the Power Agreement, energy generated was sold for a total price equal to the sum of (i) capacity rates based on forecasts of annual as-available capacity and (ii) energy rates. Through July 15, 2001, the energy rates were based on forecasts of the short run avoided cost of energy for PG&E. In connection with that certain agreement dated as of July 13, 2001 between the Partnership and PG&E, PG&E and the Partnership entered into the Third Amendment to the Power Purchase Agreement, which amended the energy component of the prices to be paid under the Power

     Agreement to provide that, during the period of July 16, 2001 through the end of the term of the Power Agreement, the energy component was equal to an average price of $0.0537 per kilowatt hour ("kWh") rather than based on the variable short run avoided cost of energy for PG&E.

     The amount of electricity produced by the Turbines depended upon wind speed, which is subject to significant seasonal variations in the Altamont area. Wind speed is generally highest during the summer months and lowest during the winter months. These seasonal variations resulted in significant variations from month to month in the net power production realized by the Turbines, and therefore resulted in monthly variations in the amount of electricity sold to PG&E.

(2) Since November 1985, the Partnership has contracted with EWS (or its predecessor) for the operation and maintenance of the Turbines and the performance of certain ancillary management services, such as collection of revenues from PG&E and the administration and payment of all Partnership expenses. Under the provisions of the Management Agreement, the Partnership pays a management fee of 1% of the Partnership's Gross Operating Proceeds. "Gross Operating Proceeds" is defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity (including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues), calculated without offset or other deductions of any nature (except for such amounts as may be required to be refunded by the Partnership to PG&E). Under the Management Agreement, EWS is also reimbursed for 115% of the maintenance costs, including labor and material costs that it incurs in the performance of maintenance services, including maintenance services by third parties relating to the Windsystem. See Note 5 below.

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

     The Wind Park Easement Agreement, unless earlier terminated, terminated on March 6, 2006 ("Scheduled Termination Date"); provided, however, that the Partnership's rights under the Wind Park Easement Agreement are subject and subordinate to all of the terms and conditions of the Amended Ground Lease for Wind Park Development on the Rooney Ranch, Alameda County dated October 29, 1985 (the "Ground Lease") by and between the City of Santa Clara (the "City") and ZSI. Pursuant to the terms of the Ground Lease, the Ground Lease terminates twenty (20) years from the date the last wind turbine generator was "placed-in service". The Partnership believes that the last wind turbine generator was "placed-in-service" in December 1985 and that the term of the Ground Lease and, as a result, the term of the Wind Park Easement Agreement, ended in December 2005. Pursuant to the terms of the Ground Lease, in a reasonable time following the termination of the Ground Lease, not to exceed nine (9) months, EWS is required to remove the Turbines, related equipment and substation from the Operating Site.

     Under the terms of the Ground Lease and the Wind Park Easement Agreement, the City had the option to purchase the Windsystem on December 31, 2005 at a price set forth in the Ground Lease by notifying EWS at least 180 days prior to the end of the year of its intent to make such purchase. In a letter dated June 2, 2005 the City informed Enron Wind LLC, a parent company of EWS, that the City did not wish to exercise the purchase option under the Ground Lease. In addition, the City's available period for notifying EWS of its intent to exercise such purchase option lapsed on July 4, 2005, and no further notice of intent to exercise the purchase option has been provided by the City.

     Under the Wind Park Easement Agreement, within thirty (30) days of the Scheduled Expiration Date, the Partnership is required to remove from the Operating Site the Turbines, related equipment and substation, unless the Partnership elects to (i) abandon the Turbines, related equipment and substation or (ii) sell the Turbines, related equipment and substation. Pursuant to a letter dated March 28, 2006, the Partnership informed EWS of the Partnership's election to sell the Turbines, related equipment and substation. See Note 9 for additional information. In connection with such sale, the Partnership must first offer the Turbines to EWS on the same terms and conditions. If the Partnership does not complete such sale within nine (9) months of the Scheduled Expiration Date, then the Partnership must immediately remove the Turbines, related equipment and substation. Failure to remove such equipment will result in the abandonment of such equipment to EWS, and all right, title and interest in such equipment shall transfer to EWS without the payment of any compensation to the Partnership. However, if the Turbines, related equipment and substation are abandoned, neither EWS nor any affiliate or assign shall have the right to operate the Turbines, related equipment and substation unless EWS (or its affiliate or assign) pays to the Partnership the appraised fair market value (as defined in the Wind Park Easement Agreement) of the Turbines, related equipment and substation.

     Under the Wind Park Easement Agreement, the Partnership has been required to pay EWS (i) annual easement fees, (ii) the Partnership's pro rata share of real property taxes and assessments, and (iii) the Partnership's pro rata share of the repair and maintenance costs of the infrastructure roads relating to the Operating Site. The Wind Park Easement Agreement required that the Partnership pay annual easement fees in an amount equal to the greater of: (i) the Partnership's pro rata share of each annual payment due from EWS to the City under the Ground Lease, or (ii) a percentage of Gross Operating Proceeds that increases throughout the term of the Wind Park Easement Agreement (5% from calendar year 1986 through 1995; 10% from calendar year 1996 through 2000; and 13% thereafter).

CASH DISTRIBUTIONS

The Partnership makes cash distributions in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash during any fiscal year. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained and no events of default exist. The Partnership has never met these criteria and did not make cash distributions to its partners during the year ended December 31, 2005.

NOTE 2 - GOING CONCERN

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

     1. As discussed in Note 4, the Partnership has not had, and does not anticipate that it will have, sufficient cash flows to make payment in full of the outstanding principal and accrued but unpaid interest on the outstanding Purchase Notes. The Partnership continues to be in default of the Purchase Notes. Upon notice of default, EWS has a right to foreclose against its security interests in the assets of the Partnership. As of December 31, 2005, the Partnership had not received a foreclosure notice from EWS with respect to the Purchase Notes. Any such foreclosure by EWS on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

     2. As discussed in Note 1, the term of the Partnership ended on December 31, 2005. The Partnership dissolved effective on the day on which the term of the Partnership ended. The General Partner will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Commission a Form 15 to terminate registration of the Units under the Exchange Act.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Partnership's accounting records are maintained on the basis used for federal income tax reporting purposes. For purposes of filing with the Commission, the accounting records have been adjusted to reflect accounting principles generally accepted in the United States of America ("GAAP").

INCOME TAXES

The Partnership is not subject to federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The tax attributes of the Partnership's net assets flow directly to each individual partner. Individual partners will have different investment bases depending upon the timing and prices of acquisition of Partnership Units. Further, each partner's tax accounting, which is partially dependent upon their individual tax position, may differ from the accounting followed in the financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and their proportionate share of the net assets reported in the financial statements. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", requires disclosure by a publicly held partnership of the aggregate difference in the basis of its net assets for financial and tax reporting purposes. However, the Partnership does not have access to information about each individual partner's tax attributes in the Partnership, and the aggregate tax basis cannot be readily determined. In any event, management does not believe that, in the Partnership's circumstances, the aggregate difference would be meaningful information.

CASH EQUIVALENTS

Cash equivalents are considered to be all highly liquid investments purchased with an original maturity of three months or less.

PROPERTY, PLANT AND EQUIPMENT

The Turbines are recorded at cost. The Turbines were depreciated on the straight-line method over a twenty-year life. Capitalized improvements are being depreciated on a straight-line method over a fifteen-year life. Expenditures that materially increase the useful lives of assets are capitalized, while ordinary maintenance and repairs are charged to operations as incurred. Replacement of defective parts or expenditures designed to modify Turbines to improve their productivity are expensed as incurred. The Turbines were fully depreciated in 2004.

EARNINGS PER LIMITED PARTNER UNIT

Earnings per Limited Partner Unit are calculated based upon the number of Partnership Interests outstanding during each year.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For each class of financial instruments, including cash and cash equivalents, accounts receivable, prepaid insurance and other current assets, accounts payable, accrued expenses and accounts payable to related party, the carrying amount approximates fair value because of the short maturity of those instruments.

The estimated fair value of the Partnership's note payable to related party and accrued interest payable to related party does not approximate the carrying amount as the Partnership is in default of the Purchase Notes. See Note 4 for additional information.
..
DEFERRED RENT

The Partnership leased the Operating Site from EWS, pursuant to the Wind Park Easement Agreement, at an amount that accelerated each year over the life of the agreement. The Partnership recorded rent expense straight line over the life of the lease in the amount of $0.3 million annually. See Note 1 for additional information.

ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ELECTRICITY SALES AND SIGNIFICANT CUSTOMER

Power generated by the Windsystem was recognized as revenue upon delivery of power to PG&E at prices as defined in the Power Agreement. All power produced was sold to PG&E under a contract that expired on or about January 31, 2006. PG&E was to deliver payment to the Partnership no later than 30 days from the end of the monthly billing period. See Note 1 for a description of the Power Agreement. Write-offs and or allowances for doubtful accounts are recognized on an account-by-account basis.

NOTE 4 - PURCHASE NOTES

EWS earned interest from the Partnership under the Purchase Notes. The interest rate under the Purchase Notes was 10.75% per annum. Prior to maturity on December 31, 2001, the Purchase Notes were payable in equal semi-annual installments of principal and interest, commencing in 1986. During 2005, the Partnership made principal payments to EWS on the Purchase Notes of $0.2 million. At December 31, 2005, approximately $1.5 million of outstanding principal, and $2.5 million of accrued interest in arrears, was due to EWS under the Purchase Notes.

During the period of 1996 through 2001, the Partnership did not pay all of the annually scheduled principal payments due under the Purchase Notes and, notwithstanding the maturity of the Purchase Notes in December 2001, the Partnership has not paid all of the remaining outstanding principal balance on the Purchase Notes. Notwithstanding the terms of the Purchase Notes, the payee under the Purchase Notes required that the Partnership pay only the originally-scheduled interest on the Purchase Notes as established under the original amortization schedules that are attached to the Purchase Notes. The payee under the Purchase Notes did not require the Partnership to pay any additional interest with respect to (i) the portion of the annual principal payments that was due and unpaid at the end of any calendar year during such period and (ii) any principal balance of the Purchase Notes outstanding at any time after the maturity date of the Purchase Notes. As a result of this arrangement, the Partnership paid or has been obligated to pay approximately $2.2 million less in interest through December 31, 2005 than it otherwise would have paid or been obligated to pay in the absence of such arrangement. This arrangement is acknowledged and memorialized in that certain Interest Expense Acknowledgement between the Partnership and EWS dated as of August 30, 2005. In addition, the terms of the Purchase Notes do not require the Partnership to pay additional interest on the accrued and unpaid interest due under the Purchase Notes.

The Partnership is in default under the Purchase Notes. Upon notice of default, EWS has a right to foreclose against its security interest in the assets of the Partnership, including the Windsystem. As of December 31, 2005, EWS had not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by EWS on its security interest in the assets of the Partnership would have a material adverse effect on the Partnership.

NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

In addition to the Purchase Notes (See Note 4 above), the Partnership had other amounts payable to EWS. Amounts payable to EWS include easement fees related to the Partnership's use of the Operating Site and management fees, maintenance costs and other miscellaneous expenses related to Windsystem operations.

The Partnership has the following related party transactions and relationships:

(1) EWS assigned to the Partnership easement rights to the Operating Site under the Wind Park Easement Agreement (See Note 1 above). The Partnership paid $0.3 million in easement fees during each of the years ended December 31, 2005 and December 31, 2004 pursuant to the Wind Park Easement Agreement.

(2) The Partnership has a contract with EWS to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 1 above). The Partnership incurred expenses of $0.5 million and $0.6 million, respectively, for the years ended December 31, 2005 and December 31, 2004 pursuant to the Management Agreement.

NOTE 6- LITIGATION

AVIAN FATALITIES

The Operating Site is located in the Altamont Pass area, which is in Alameda County, California. There are approximately 5,400 operable wind turbines in the Altamont Pass area, including the 200 Turbines owned by the Partnership. The operation of wind turbines in the Altamont Pass area has resulted in a significant number of avian fatalities, including the deaths of certain hawks, eagles and owls, among other birds. Certain of these fatalities may be a violation of law, including The Migratory Bird Treaty Act and the Bald and Golden Eagle Protection Act. The Partnership and other turbine operators in the Altamont Pass area worked together to formulate and implement various measures to reduce the number of avian fatalities. In connection with formulating measures to address this avian fatality issue, the Partnership, along with the other Altamont Pass area wind turbine operators, had discussions with representatives of the California Department of Fish and Game ("CDFG"), the U.S. Fish and Wildlife Service ("FWS") and the U.S. Department of Justice ("DOJ"), among others. The Partnership took measures to address this issue, and the cost (either direct cost or reduction in revenue) of such measures, and the cost of any actions that may be brought against the Partnership in connection with this issue, may be material to the Partnership. First, in 2005, the Partnership completed the removal and dismantling of the nacelles and blades of five Turbines determined by the Partnership to be relatively high risk relating to avian fatalities. Second, the Partnership also, in coordination with the other turbine operators in the Altamont Pass area, shutdown the Windsystem during January and February 2006, and has continued the shutdown of the Windsystem pending the sale of the Partnership's assets in liquidation. See Note 9 for additional information. At this point in time, the Partnership is unable to determine whether the measures it has taken to address the avian fatality concerns applicable to the Operating Site will be satisfactory and whether CDFG, FWS or DOJ will require further action by the Partnership, or will bring any actions against the Partnership.

NOTE 7 - ACCOUNTING PRONOUNCEMENTS

None.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASES PAYABLE

None.

NOTE 9 - SUBSEQUENT EVENTS

DIRECTORS AND EXECUTIVE OFFICERS

Effective December 31, 2005, Eric D. Gadd resigned from his positions as President and Chief Executive Officer of the General Partner. Effective January 3, 2006, Jesse E. Neyman was elected President and Chief Executive Officer of the General Partner.

Effective December 31, 2005, Robert Semple resigned from his position as a director of EREC. Effective January 3, 2006, Richard Lydecker and K. Wade Cline were elected as the directors of EREC.

MANAGEMENT AGREEMENT

The Partnership and EWS entered into a First Amendment to the Windsystem Management Agreement effective as of December 31, 2005 which extended the termination date of the Management Agreement from December 31, 2005 to March 31, 2006. The Partnership and EWS entered into a Second Amendment to the Windsystem Management Agreement dated as of March 24, 2006 which extended the termination date of the Management Agreement, as amended, from March 31, 2006 to June 30, 2006.

WIND PARK EASEMENT AGREEMENT

Pursuant to a letter dated March 28, 2006, the Partnership informed EWS that the Partnership was not abandoning the Turbines, related equipment and substation, and of the Partnership's election under the Wind Park Easement Agreement to sell the Turbines, related equipment and substation.

WINDSYSTEM SHUTDOWN

In connection with the implementation of various measures to reduce the number of avian fatalities in the Altamont Pass area, and the termination of the Power Agreement and the Ground Lease, and in turn, the Wind Park Easement Agreement, the Windsystem has not been in operation since December 31, 2005.

NOTE 10 - RECONCILIATION OF GAAP BASIS AND TAX BASIS FINANCIAL STATEMENTS:

Listed below are the reconciliations between the Partnership's tax basis financial statements and the financial statements included herein for results of operations, partners' deficit balances and total assets:

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
         RECONCILIATION OF GAAP BASIS AND TAX BASIS FINANCIAL STATMENTS
                             (Dollars in thousands)

                                                           For the years ended December 31,
                                                         ------------------------------------
                                                            2005         2004         2003
                                                         ----------   ----------   ----------
Tax basis income                                         $      280   $    1,018   $      592
Tax basis depreciation less than
 GAAP depreciation                                           (1,479)      (1,647)      (1,647)
Other                                                           314          311          325
                                                         ----------   ----------   ----------
GAAP basis loss                                          $     (885)  $     (318)  $     (730)
                                                         ==========   ==========   ==========

Tax basis partners' deficit                              $   (2,998)  $   (3,278)  $   (4,296)
Cumulative tax basis (income) losses
 in excess of cumulative GAAP (income) losses                     -        1,165        2,501
                                                         ----------   ----------   ----------
GAAP basis partners' deficit                             $   (2,998)  $   (2,113)  $   (1,795)
                                                         ==========   ==========   ==========

Tax basis total assets                                   $    1,140   $    1,126   $    2,181
Cumulative tax depreciation and basis reduction
 in excess of GAAP depreciation                                   -        1,479        3,126
                                                         ----------   ----------   ----------
GAAP basis total assets                                  $    1,140   $    2,605   $    5,307
                                                         ==========   ==========   ==========

NOTE 11 - UNAUDITED QUARTERLY FINANCIAL INFORMATION (Dollars in thousands):

                                                                            2005
                                              ----------------------------------------------------------------
                                              First Quarter   Second Quarter    Third Quarter   Fourth Quarter
                                              -------------   --------------    -------------   --------------
Revenue:
  Sale of electricity                         $         120   $          607    $         736   $          182
  Other Income                                            4                1                3                7
                                              -------------   --------------    -------------   --------------
Total revenue                                           124              608              739              189

Costs and expenses:
  Depreciation                                          370              370              369              370
  Property taxes                                          8                8                4               12
  Easement fees to related party                         64               65               64               64
  Management fees to related party                        1                1               11                3
  Maintenance and other operating costs
   to related and other parties                         124              165              133               96
  Insurance costs                                        22               22               22               24
  Other operating costs                                  28                9               46               70
                                              -------------   --------------    -------------   --------------
Total costs and expenses                                617              640              649              639
                                              -------------   --------------    -------------   --------------
Net loss                                      $        (493)  $          (32)   $          90   $         (450)
                                              =============   ==============    =============   ==============
Net loss per Unit                             $        (650)  $          (42)   $         119   $         (593)
                                              =============   ==============    =============   ==============
Number of outstanding Limited
 Partner Units                                          759              759              759              759

NOTE 11 - UNAUDITED QUARTERLY FINANCIAL INFORMATION (Dollars in thousands):

                                                                            2004
                                              ----------------------------------------------------------------
                                              First Quarter   Second Quarter    Third Quarter   Fourth Quarter
                                              -------------   --------------    -------------   --------------
Revenue:
  Sale of electricity                         $         223   $        1,078    $        993    $          174
  Other Income                                            -                -                -                6
                                              -------------   --------------    -------------   --------------
Total revenue                                           223            1,078              993              180

Costs and expenses:
  Depreciation                                          412              412              411              412
  Bad dept expense
  Interest expense
  Property taxes                                          9                8                8                9
  Easement fees to related party                         64               65               64               64
  Management fees to related party                        2               11               10                2
  Maintenance and other operating costs
   to related and other parties                         135              157              119              123
  Insurance costs                                        38               39               38               39
  Other operating costs                                  28               65               24               24
                                              -------------   --------------    -------------   --------------
Total costs and expenses                                688              757              674              673
                                              -------------   --------------    -------------   --------------
Net income (loss)                             $        (465)  $          321    $         319   $         (493)
                                              =============   ==============    =============   ==============
Net income (loss) per Unit                    $        (613)  $          423    $         421   $         (650)
                                              =============   ==============    =============   ==============
Number of outstanding Limited
 Partner Units                                          759              759              759              759
                                              -------------   --------------    -------------   --------------

NOTE 11 - UNAUDITED QUARTERLY FINANCIAL INFORMATION (Dollars in thousands):

                                                                            2003
                                              ----------------------------------------------------------------
                                              First Quarter   Second Quarter    Third Quarter   Fourth Quarter
                                              -------------   --------------    -------------   --------------
Revenue:
  Sale of electricity                         $         201   $          785    $         834   $          260
  Other Income                                            2                -                -                -
                                              -------------   --------------    -------------   --------------
Total revenue                                           203              785              834              260

Costs and expenses:
  Depreciation                                          412              412              411              412
  Bad dept expense                                                      (298)
  Interest expense
  Property taxes                                          7                9                8                8
  Easement fees to related party                         64               65               64               64
  Management fees to related party                        2                8                8                8
  Maintenance and other operating costs
   to related and other parties                         182              207              150              313
  Insurance costs                                        50               50               50               49
  Other operating costs                                  20               23               31               23
                                              -------------   --------------    -------------   --------------
Total costs and expenses                                737              476              722              877
                                              -------------   --------------    -------------   --------------
Net income (loss)                             $        (534)  $          309    $         112   $         (617)
                                              =============   ==============    =============   ==============
Net income (loss) per Unit                    $        (704)  $          407    $         148   $         (813)
                                              =============   ==============    =============   ==============
Number of outstanding Limited
 Partner Units                                          759              759              759              759
                                              =============   ==============    =============   ==============