Form 10-Q
period 2006-03-31
ZOND WINDSYSTEM PARTNERS LTD SERIES 85 C
filed 2006-05-12
CIK 783041

-------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006

                                       or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer        Accelerated Filer         Non-Accelerated Filer X

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   YES    NO X

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP


TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Balance Sheets at March 31, 2006 (Unaudited) and
     December 31, 2005.

     Unaudited Condensed Statements of Operations for the three months ended March 31, 2006 and March 31, 2005.

     Condensed Statements of Changes in Partners' Capital (Deficit) for the three months ended March 31, 2006 (Unaudited) and for the year ended December 31, 2005.

     Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2006 and March 31, 2005.

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

Item 5.  Other Information

Item 6.  Exhibits

Item 1. FINANCIAL STATEMENTS

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                      March 31, 2006       December 31, 2005
                                    ------------------    -------------------
                                       (Unaudited)
Assets
Current assets:
 Cash and cash equivalents          $             998      $           1,056
 Accounts receivable                                -                     66
 Other current assets                              25                     18

                                    ------------------    -------------------
Total current assets                            1,023                  1,140
                                    ------------------    -------------------

Property, Plant and Equipment
  Plant and equipment                          32,660                 32,660
  Less - accumulated depreciation             (32,660)               (32,660)
                                    ------------------    -------------------
Property, plant and equipment, net                  -                      -
                                    -------------------   -------------------
    Total assets                    $           1,023     $            1,140
                                    ===================   ===================

Liabilities and partners' deficit
Current liabilities:
  Accounts payable and accrued
    expenses                        $             114     $               83
  Accounts payable to related
    party                                          23                     11
  Current portion of notes payable
    to related party                            1,512                  1,512
  Accrued interest to related party             2,532                  2,532
                                    -------------------  --------------------
Total current liabilities                       4,181                  4,138
                                    -------------------  --------------------

Partners' deficit
  General partner                                 202                    204
  Limited partners                             (6,485)                (6,329)
  Substituted limited partner                   3,125                  3,127
                                     ------------------  --------------------
    Total partners' deficit                    (3,158)                (2,998)
                                     ------------------  --------------------

    Total liabilities and partners'  ------------------  --------------------
    deficit                          $          1,023    $             1,140
                                     ==================  ====================


The accompanying notes are an integral part of the unaudited condensed financial statements.



                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
    (Dollars in thousands, except per Unit value, which is in whole dollars)

                                                            For the Three Months Ended,
                                            ----------------------------------------------------------
                                                   March 31, 2006                  March 31, 2005
                                            -------------------------   ------------------------------
Revenue:
  Sale of electricity                       $                    12     $                        120
  Interest income                                                11                                4
                                            -------------------------   ------------------------------
  Total revenue                                                  23                              124

Costs and expenses:
  Depreciation                                                  -                               370
  Property taxes                                                  9                               8
  Easement fees to related party                                -                                64
  Management fees to
    related party                                                 1                               1
  Maintenance and other operating costs
    to related and other parties                                 85                             124
  Insurance costs                                                 6                              22
  Other operating costs                                          82                              28
                                            -------------------------   -----------------------------

Total costs and expenses                                        183                             617
                                            -------------------------   -----------------------------
Net loss                                    $                  (160)    $                      (493)
                                            =========================   =============================

Net loss per unit                           $                  (211)    $                      (650)
                                            =========================   =============================

Number of outstanding Limited
  Partner Units                                                 759                             759
                                            =========================   =============================


The accompanying notes are an integral part of the unaudited condensed financial statements.



                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                             (Dollars in thousands)


                                                 For the three months ended March 31, 2006
                                                 and for the year ended December 31, 2005

                                                                                                                    Substituted
                                                                                                                    Limited
                                                                        General               Limited               Partner
                                                Total                   Partner               Partners              (Note 2)
                                          --------------------   -------------------    ----------------    ---------------------
                                               100.00%                   1.00%                98.00%                 1.00%
                                          --------------------   -------------------    ----------------    ---------------------

Balance at December 31, 2004              $            (2,113)   $              213     $        (5,462)    $              3,136

Net loss                                                 (885)                   (9)               (867)                      (9)
                                          ---------------------  --------------------   ----------------    ---------------------

Balance at Dec. 31, 2005                  $            (2,998)   $              204     $        (6,329)    $              3,127

Net loss (Unaudited)                                     (160)                   (2)               (156)                      (2)
                                          ---------------------  --------------------   ----------------    ---------------------

Balance at March 31, 2006 (Unaudited)     $            (3,158)   $              202     $        (6,485)    $               3,125
                                          =====================  ====================   ================    =====================



The accompanying notes are an integral part of the unaudited condensed financial statements.



                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                    For the Three Months Ended,
                                                          --------------------------------------------------
                                                               March 31, 2006             March 31, 2005
                                                          -----------------------    -----------------------

Cash Flow From Operating Activities:

Net loss                                                  $                (160)     $                 (493)

Reconciliation of net loss to net cash
  used in operating activities:

Depreciation                                                               -                            370

Changes in operating assets and liabilities:
  Accounts receivable                                                        66                         (24)
  Other current assets                                                       (7)                       (508)
  Accounts payable and accrued expenses                                      31                         (30)
  Amount payable to related party                                            12                          14
  Deferred rent                                                            -                            (88)
                                                          -----------------------    -----------------------

Net cash used in operating activities                                       (58)                       (759)

Cash flows used in financing activities -
  principal and interest payments on notes
  payable to related party                                                  -                           -
                                                          -----------------------    -----------------------

Net decrease in cash and cash equivalents                                   (58)                       (759)

Cash and cash equivalents at beginning of the period                      1,056                       1,050
                                                          -----------------------    -----------------------

Cash and cash equivalents at end of period                $                 998      $                  291
                                                          =======================    =======================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                   -                          -



The accompanying notes are an integral part of the unaudited condensed financial statements.

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements included herein for the quarterly periods ended March 31, 2006 and 2005 have been prepared by Zond Windsystem Partners, Ltd. Series 85-C, a California Limited Partnership (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Partnership, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such accounting principals. The Partnership believes that the information and notes included in the financial information are adequate to make the information presented not misleading. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

NOTE 2 - THE PARTNERSHIP

Introduction

The Partnership was formed on October 25, 1985 to purchase, own and operate a system of 200 Vestas V-17 wind turbine electric generators (the "Turbines"). The electricity generated by the Turbines has been sold by the Partnership to its sole customer, Pacific Gas and Electric Company ("PG&E").

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

The Windsystem, which became operational in December 1985, was constructed by Zond Construction Corporation IV ("ZCC"), an affiliate of Zond Systems, Inc. ("ZSI"). The Partnership financed its purchase of the Windsystem with cash raised through a private placement of limited partnership units ("Partnership Interests" or "Units") and equipment financing in the form of promissory notes payable to ZCC (the "Purchase Notes"). The Purchase Notes matured in December 2001; however the Purchase Notes remain unpaid and are in default. See Notes 3 and 5 below. ZCC's rights under the Purchase Notes were assigned to ZSI, which was later renamed Enron Wind Systems, Inc. ("EWSI"), and subsequently merged into a California limited liability company and renamed Enron Wind Systems, LLC ("EWS"). On January 3, 1997, ZSI's parent company, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corp. ("EREC"), which is wholly-owned by Enron Corp. ("Enron"). The general partner of the Partnership (the "General Partner") is Zond Windsystems Management V LLC ("ZWM"), a California limited liability company, which is wholly-owned by EWS. See "Bankruptcy and Mergers" regarding certain affiliated mergers and name changes affecting ZWM, EWSI and EWS.

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

The term of the Partnership ended on December 31, 2005 in accordance with the terms of the Partnership Agreement. The Partnership dissolved effective on the day on which the term of the Partnership ended. The General Partner will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Commission a Form 15 to terminate registration of the Units under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The General Partner is in the process of marketing for sale the assets of the Partnership. See Note 9 for additional information. The Partnership shutdown the operation of the Windsystem on January 2, 2006 pending the sale of the Partnership's assets in liquidation. See Note 7 for additional information.

Under the terms of the Partnership Agreement, the proceeds of the liquidation of the assets of the Partnership are to be distributed in the following order: (i) first, for the payment of any liquidation expenses and Partnership debts (other than those owing to any of the Partners), such as the Purchase Notes; (ii) second, for the payment of any Partnership debts owing to any of the Partners; and (iii) third, for distributions to the Partners in proportion to their Partnership adjusted capital accounts, after giving effect to all contributions, distributions and allocations for all taxable years of the Partnership, including the taxable year during which the final liquidating distribution occurs. The Partnership believes it is unlikely that there will be enough proceeds from the liquidation of the Partnership's assets to cover the liquidation expenses of the Partnership and pay the Partnership's debts, including the unpaid principal and interest due under the Purchase Notes. As a result, the Partnership believes it is likely that there will be no remaining proceeds from the liquidation of the Partnership's assets available for distribution to the Partners.

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

Operation and Maintenance Services

EWS manages the Windsystem pursuant to a Windsystem Management Agreement entered into with the Partnership on November 4, 1985 (the "Management Agreement"). EWS has assumed the Management Agreement in connection with the Plan. The Management Agreement was to terminate by its terms on March 31, 2006; however, the Partnership and EWS entered into a Second Amendment to the Windsystem Management Agreement dated as of March 24, 2006, which extended the termination date of the Management Agreement, as amended, from March 31, 2006 to June 30, 2006. Prior to May 10, 2002, Enron Wind Maintenance LLC, an affiliate of EWS, provided operation and maintenance services for the Windsystem. On May 10, 2002, EWS contracted with GE Wind Energy, LLC to perform certain operation and maintenance services relating to the Windsystem for a period of one year ending on May 10, 2003.

In April 2003, EWS entered into an agreement (the "O&M Agreement") with SeaWest Asset Management Services, LLC ("SeaWest") to provide certain operation and maintenance services relating to the Windsystem beginning in May 2003 and ending in May 2008. If EWS terminates the O&M Agreement prior to the end of its stated term, EWS may be required to pay certain agreed demobilization fees to SeaWest. If EWS is required to pay such fees, EWS may seek recovery from the Partnership of some, or all, of the amount of such fees pursuant to the terms of the Management Agreement. Management currently estimates that as of March 31, 2006, the amount of the demobilization fee, if any, for which EWS could seek recovery from the Partnership would not be in excess of approximately $31,000.

Substantial Transactions and Operating Agreements

The accompanying financial statements include substantial transactions with related parties. These transactions are further described in Note 6 below.

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

(1) The Partnership sold the electric power generated by the Turbines to PG&E under a Power Purchase Agreement (the "Power Agreement"). The Power Agreement was originally entered into between PG&E and Wind Developers, Inc. on January 17, 1985 and covered an aggregate of 20 megawatts of generating capacity. In December 1985, Wind Developers, Inc. assigned its rights and obligations under the Power Agreement to ZSI, and ZSI assigned its rights and obligations under the Power Agreement to the Partnership. The term of the Power Agreement expired on January 31, 2006. See Note 9 for additional information. However, in connection with the implementation of various measures to reduce the number of avian fatalities in the Altamont Pass area, and the termination of the Ground Lease, and in turn, the Wind Park Easement Agreement, the Windsystem has not been in operation since January 2, 2006.

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

(2) Since November 1985, the Partnership has contracted with EWS (or its predecessor) for the operation and maintenance of the Turbines and the performance of certain ancillary management services, such as collection of revenues from PG&E and the administration and payment of all Partnership expenses. Under the provisions of the Management Agreement, the Partnership pays a management fee of 1% of the Partnership's Gross Operating Proceeds. "Gross Operating Proceeds" is defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity (including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues), calculated without offset or other deductions of any nature (except for such amounts as may be required to be refunded by the Partnership to PG&E). Under the Management Agreement, EWS is also reimbursed for 115% of the maintenance costs, including labor and material costs that it incurs in the performance of maintenance services, including maintenance services by third parties relating to the Windsystem. See Note 6 below. The term of the Management Agreement expires June 30, 2006.

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

     The Wind Park Easement Agreement terminated on March 6, 2006 (the "Scheduled Termination Date"); provided, however, that the Partnership's rights under the Wind Park Easement Agreement are subject and subordinate to all of the terms and conditions of the Amended Ground Lease for Wind Park Development on the Rooney Ranch, Alameda County dated October 29, 1985 (the "Ground Lease") by and between the City of Santa Clara (the "City") and ZSI. Pursuant to the terms of the Ground Lease, the Ground Lease terminates twenty (20) years from the date the last wind turbine generator was "placed-in service". The Partnership believes that the last wind turbine generator was "placed-in-service" in December 1985 and that the term of the Ground Lease and, as a result, the term of the Wind Park Easement Agreement, ended in December 2005. See Note 9 for additional information. Pursuant to the terms of the Ground Lease, within a reasonable time following the termination of the Ground Lease, not to exceed nine (9) months, EWS is required to remove the Turbines, related equipment and substation from the Operating Site.

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

Cash Distributions

The Partnership makes cash distributions in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash during any fiscal year. Under the Purchase Notes, the Partnership cannot make cash distributions to its Partners unless certain cash reserve balances are maintained and no events of default exist. The Partnership has never met these criteria and did not make cash distributions to its Partners during the three months ended March 31, 2006.

NOTE 3 - GOING CONCERN

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

     1. As discussed in Note 2 and Note 5, the Partnership has ceased to operate the Windsystem, and has not had, and does not anticipate that it will have, sufficient cash flows to make payment in full of the outstanding principal and accrued but unpaid interest on the outstanding Purchase Notes. The Partnership continues to be in default of the Purchase Notes. Upon notice of default, EWS has a right to foreclose against its security interests in the assets of the Partnership. As of March 31, 2006, the Partnership had not received a foreclosure notice from EWS with respect to the Purchase Notes. Any such foreclosure by EWS on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

     2. As discussed in Note 2, the term of the Partnership ended on December 31, 2005. The Partnership dissolved effective on the day on which the term of the Partnership ended. The General Partner will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Commission a Form 15 to terminate registration of the Units under the Exchange Act.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

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

Property, Plant and Equipment

The Turbines are recorded at cost. The Turbines were depreciated on the straight-line method over a twenty-year life. Capitalized improvements are being depreciated on a straight-line method over a fifteen-year life. Expenditures that materially increase the useful lives of assets are capitalized, while ordinary maintenance and repairs are charged to operations as incurred. Replacement of defective parts or expenditures designed to modify Turbines to improve their productivity are expensed as incurred. The Turbines became fully depreciated in 2005.

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

The estimated fair value of the Partnership's note payable to related party and accrued interest payable to related party does not approximate the carrying amount as the Partnership is in default of the Purchase Notes. See Note 5 for additional information.

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

Electricity Sales and Significant Customer

Power generated by the Windsystem was recognized as revenue upon delivery of power to PG&E at prices as defined in the Power Agreement. All power produced was sold to PG&E under the Power Agreement, the term of which expired on or about January 31, 2006. Under the Power Agreement, PG&E was to deliver payment to the Partnership no later than 30 days from the end of the monthly billing period. See Note 2 for a description of the Power Agreement. Write-offs and or allowances for doubtful accounts are recognized on an account-by-account basis.

NOTE 5 - PURCHASE NOTES

EWS earned interest from the Partnership under the Purchase Notes. The interest rate under the Purchase Notes was 10.75% per annum. Prior to maturity on December 31, 2001, the Purchase Notes were payable in equal semi-annual installments of principal and interest, commencing in 1986. At March 31, 2006, approximately $1.5 million of outstanding principal, and $2.5 million of accrued interest in arrears, was due to EWS under the Purchase Notes. See Note 9 for additional information.

During the period of 1996 through 2001, the Partnership did not pay all of the annually scheduled principal payments due under the Purchase Notes and, notwithstanding the maturity of the Purchase Notes in December 2001, the Partnership has not paid all of the remaining outstanding principal balance on the Purchase Notes. Notwithstanding the terms of the Purchase Notes, the payee under the Purchase Notes required that the Partnership pay only the originally-scheduled interest on the Purchase Notes as established under the original amortization schedules that are attached to the Purchase Notes. The payee under the Purchase Notes did not require the Partnership to pay any additional interest with respect to (i) the portion of the annual principal payments that was due and unpaid at the end of any calendar year during such period and (ii) any principal balance of the Purchase Notes outstanding at any time after the maturity date of the Purchase Notes. As a result of this arrangement, the Partnership paid or has been obligated to pay approximately $2.2 million less in interest through March 31, 2006 than it otherwise would have paid or been obligated to pay in the absence of such arrangement. This arrangement is acknowledged and memorialized in that certain Interest Expense Acknowledgement between the Partnership and EWS dated as of August 30, 2005. In addition, the terms of the Purchase Notes do not require the Partnership to pay additional interest on the accrued and unpaid interest due under the Purchase Notes.

The Partnership is in default under the Purchase Notes. Upon notice of default, EWS has a right to foreclose against its security interest in the assets of the

Partnership, including the Windsystem. As of March 31, 2006, EWS had not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by EWS on its security interest in the assets of the Partnership would have a material adverse effect on the Partnership.

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

In addition to the Purchase Notes (See Note 5 above), the Partnership had other amounts payable to EWS. Amounts payable to EWS include easement fees related to the Partnership's use of the Operating Site and management fees, maintenance costs and other miscellaneous expenses related to Windsystem operations.

The Partnership has the following related party transactions and relationships:

(1) EWS granted to the Partnership easement rights to the Operating Site under the Wind Park Easement Agreement (See Note 2 above). The Partnership incurred $0.0 million and $0.06 million in easement fees during the three months ended March 31, 2006 and March 31, 2005, respectively, pursuant to the Wind Park Easement Agreement.

(2) The Partnership has a contract with EWS to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 2 above). The Partnership incurred expenses of $0.09 million and $0.13 million for the three months ended March 31, 2006 and March 31, 2005, respectively, pursuant to the Management Agreement.

NOTE 7 - LITIGATION

Avian Fatalities

The Operating Site is located in the Altamont Pass area, which is in Alameda County, California. There are approximately 5,400 operable wind turbines in the Altamont Pass area, including the 200 Turbines owned by the Partnership. The operation of wind turbines in the Altamont Pass area has resulted in a significant number of avian fatalities, including the deaths of certain hawks, eagles and owls, among other birds. Certain of these fatalities may be a violation of law, including The Migratory Bird Treaty Act and the Bald and Golden Eagle Protection Act. The Partnership and other turbine operators in the Altamont Pass area worked together to formulate and implement various measures to reduce the number of avian fatalities. In connection with formulating measures to address this avian fatality issue, the Partnership, along with the other Altamont Pass area wind turbine operators, had discussions with representatives of the California Department of Fish and Game ("CDFG"), the U.S. Fish and Wildlife Service ("FWS") and the U.S. Department of Justice ("DOJ"), among others. The Partnership took measures to address this issue, and the cost (either direct cost or reduction in revenue) of such measures, and the cost of any actions that may be brought against the Partnership in connection with this issue, may be material to the Partnership. First, in 2005, the Partnership completed the removal and dismantling of the nacelles and blades of five Turbines determined by the Partnership to be relatively high risk relating to avian fatalities. Second, the Partnership also, in coordination with the other turbine operators in the Altamont Pass area, shutdown the Windsystem during most of January and all of February 2006, and has continued the shutdown of the Windsystem pending the sale of the Partnership's assets in liquidation. At this point in time, the Partnership is unable to determine whether the measures it has taken to address the avian fatality concerns applicable to the Operating Site will be satisfactory and whether CDFG, FWS or DOJ will require further action by the Partnership, or will bring any actions against the Partnership.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases Payable

None.

NOTE 9 -  SUBSEQUENT EVENTS

Purchase Notes

In April 2006, the Partnership made a payment to EWS in the aggregate amount of $750,000 on the principal outstanding under the Purchase Notes. Following this payment, $750,000 of principal and $2.5 million of interest were in arrears under the Purchase Notes.

Sale of Assets

The Partnership is in discussions with the City regarding the possible sale of substantially all the Partnership's assets to the subsequent lessee of the Operating Site. The Partnership is providing information regarding the Windsystem to several potential subsequent lessees in connection with such sales effort.

Agreement Extensions

In connection with the Partnership's asset sales effort, the Partnership is in discussions with PG&E regarding a possible extension of the term of the Power Agreement, and is in discussions with EWS regarding a possible extension of the term of the Wind Park Easement Agreement. Further, EWS is in discussions with the City regarding a possible extension of the term of, and a reduction of the rental rates payable under, the Ground Lease.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

     1. The Purchase Notes matured on December 31, 2001 and all of the accrued and unpaid interest and outstanding principal on the Purchase Notes was due on that date. As discussed in Note 2 and Note 5 to the Financial Statements, the Partnership has ceased to operate the Windsystem, and has not had sufficient cash flows from operations to make payment in full of the outstanding principal and accrued but unpaid interest on the outstanding Purchase Notes. The Partnership continues to be in default of the Purchase Notes. Upon notice of default, EWS has a right to foreclose against its security interests in the assets of the Partnership. As of the date of this filing, the Partnership had not received a foreclosure notice from EWS with respect to the Purchase Notes. Any such foreclosure by EWS on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

     2. As discussed in Note 2 to the Financial Statements, the term of the Partnership ended on December 31, 2005. The Partnership dissolved effective on the day on which the term of the Partnership ended. The General Partner will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Commission a Form 15 to terminate registration of the Units under the Exchange Act.

Liquidity and Capital Resources

The Partnership continued to experience a lack of liquidity throughout the first quarter of 2006, primarily due to an ongoing shortfall in revenues from operations in comparison to the costs and expenses of operations. Because the Windsystem was shutdown for most of the first quarter of 2006, the Partnership had minimal operating revenue but continued to incur costs and expenses associated with the maintenance of the Windsystem. The Partnership continues to be unable to meet its obligations under the Purchase Notes. At March 31, 2006, principal payments on the Purchase Notes in the aggregate amount of $1.5 million and interest payments in the aggregate amount of $2.5 million were in arrears. In April 2006, the Partnership made a principal payment on the Purchase Notes to EWS in the amount of $750,000. The Purchase Notes matured in December 2001 and the Partnership does not anticipate that the Purchase Notes will be fully repaid prior to the end of the term of the Partnership. The Partnership's failure to make timely payments on the Purchase Notes gave EWS the right to foreclose against the collateral for its loans as set forth in the security agreements relating to the Purchase Notes. As of the date of this filing, the Partnership had not received a foreclosure notice from EWS with respect to the Purchase Notes. See "Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005."

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its Partners is the production and sale of electricity from the Windsystem. The Partnership's sole customer has been PG&E. The price paid by PG&E for the electricity was contractually defined under the Power Agreement, the term of which expired on January 31, 2006. See Note 2 and Note 9 to the Financial Statements.

As of March 31, 2006, the Partnership had no current or planned commitments for capital expenditures.

Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

For the three months ended March 31, 2006, revenues from power sales were $0.01 million, and the Windsystem produced .01 million kWh of electricity for sale to PG&E. This was a decrease of $0.1 million or 90% in revenue and a decrease of
1.7 million kWh of electricity produced or 99% as compared to the same period in 2005. The decrease in electricity produced is due to the fact that the Windsystem has not been in operation since January 2, 2006. Interest income increased $0.007 million due to higher cash balances during the three months ended March 31, 2006 as compared with the three months ended March 31, 2005.

Costs and expenses for the first quarter of 2006 were $0.2 million. This was a decrease of $0.4 million or 70% as compared to the first quarter of 2005. Depreciation decreased $0.4 million during the first quarter of 2006 as compared to the first quarter of 2005, as the Turbines were fully depreciated in 2005. Property taxes remained comparable during the first quarter of 2006 as compared to the first quarter of 2005. Easement fees decreased during the first quarter of 2006 by $0.06 million as compared to the first quarter of 2005, as the Wind Park Easement Agreement terminated by its terms in December 2005. Management fees remained comparable during the first quarter of 2006 as compared to the first quarter of 2005. Maintenance expenses decreased $0.04 million in the first quarter of 2006 as compared to the first quarter of 2005, due to a decrease in unscheduled maintenance. Insurance costs decreased by $0.02 million in the first quarter of 2006 due to a decrease in renewal rates as compared with the first quarter of 2005. Other operating costs increased $0.05 million in the first quarter of 2006 as compared to the first quarter of 2005 due to an increase in the use of outside consultants.

Overall, the Partnership reported a net loss of $0.2 million for the first quarter of 2006, which is a decrease of $0.3 million or 68% as compared to the net loss for the first quarter of 2005. Net loss per Unit was $211 for the first quarter of 2006 compared with a net loss per Unit of $650 for the first quarter of 2005.

Cash flows from operations increased by $0.7 million in the three month period ended March 31, 2006 as compared to the three month period ended March 31, 2005. This increase was primarily due to favorable changes in working capital during the three month period ended March 31, 2006. Excess cash flows from operations are used primarily to fund payments of the principal in arrears on the Purchase Notes.

Contractual Obligations

The Partnership's contractual obligations as of March 31, 2006 are as follows (in millions):

         -------------------------------------- ----------------------
         |                                    |         2006*        |
         -------------------------------------- ----------------------
         |                                    |                      |
         -------------------------------------- ----------------------
         | Debt                               |                      |
         -------------------------------------- ----------------------
         |   Purchase Notes Payable           |        $1.512        |
         -------------------------------------- ----------------------
         |                                    |                      |
         -------------------------------------- ----------------------
         |   Interest Payable                 |        $2.532        |
         -------------------------------------- ----------------------

         -------------------------------------- ----------------------
         |                                    |                      |
         -------------------------------------- ----------------------
         | Purchase Obligations:              |                      |
         -------------------------------------- ----------------------
         |    Maintenance fees                |        $0.090        |
         -------------------------------------- ----------------------
         |                                    |                      |
         -------------------------------------- ----------------------
         |    Demobilization Fee              |        $0.031        |
         -------------------------------------- ----------------------

* The Partnership shutdown the Windsystem on January 2, 2006; however, the Partnership extended the term of the Management Agreement through June 30, 2006. See Note 2 to the Financial Statements.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of March 31, 2006. Based on these evaluations, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of March 31, 2006.

(b)  Internal Control Over Financial Reporting

During the three months ended March 31, 2006, the Partnership made no change in its internal control over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Partnership is in default under the Purchase Notes. As of the date of this filing, the total amount in default is $3.25 million, which is comprised of unpaid principal and interest in arrears. See Note 5 and Note 9 to the Financial Statements for additional information.

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

Item 6. EXHIBITS

(a) Exhibits

     31.1         Rule 13a-14(a) Certification of Jesse E. Neyman

     31.2         Rule 13a-14(a) Certification of Johnna D. Kokenge

     32.1         Section 1350 Certification of Jesse E. Neyman

     32.2         Section 1350 Certification of Johnna D. Kokenge

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Zond Windsystem Partners, Ltd. Series 85-C, a California Limited Partnership
Date: May 12, 2006
                               By:  Zond Windsystems Management V LLC,
                               General Partner

                               By:       /s/ Jesse E. Neyman
                                  --------------------------------
                                  Jesse E. Neyman
                                  Chief Executive Officer of Zond Windsystems
                                  Management V LLC, the General Partner of Zond Windsystem Partners, Ltd. Series 85-C, a California Limited Partnership


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

                                  Exhibit Index
                                  -------------

   Number                   Description

   31.1           Rule 13a-14(a) Certification of Jesse E. Neyman

   31.2           Rule 13a-14(a) Certification of Johnna D. Kokenge

   32.1           Section 1350 Certification of Jesse E. Neyman

   32.2           Section 1350 Certification of Johnna D. Kokenge