Form 10-K/A
period 2005-12-31
ZOND WINDSYSTEM PARTNERS LTD SERIES 85 C
filed 2006-06-12
CIK 783041

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K/A
                                AMENDMENT NO. 1
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

ITEM 1.    BUSINESS

INTRODUCTION

Zond Windsystem Partners, Ltd. Series 85-C, a California limited partnership (the "Partnership"), was formed on October 25, 1985 to purchase, own and operate a system of 200 Vestas V-17 wind turbine electric generators (the "Turbines"). Through January 2, 2006, the electricity generated by the Turbines was sold by the Partnership to its sole customer, Pacific Gas and Electric Company ("PG&E"). On January 2, 2006, the Partnership shutdown the operation of the Turbines and has not generated or sold any electricity since that date. See "Item 1. BUSINESS - Dissolution of Partnership."

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

Competition

The Partnership does not compete with others in the wind power industry. On January 2, 2006, the Partnership shutdown the operation of the Turbines and has not generated or sold any electricity since that date. Even when the Partnership operated the Turbines, the Partnership sold the power solely to PG&E pursuant to a binding long-term power contract, and did not attempt to sell the power on the open market or otherwise. The Partnership is marketing its assets for sale, and expects to liquidate upon the sale of its assets. See "Item 1. BUSINESS - Dissolution of the Partnership".



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

The term of the Partnership ended on December 31, 2005 in accordance with the terms of the Partnership Agreement. The Partnership dissolved effective on the day on which the term of the Partnership ended. The general partner of the Partnership, Zond Windsystems Management V LLC

(the "General Partner" or "ZWM"), a California limited liability company, which is wholly-owned by EWS, will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Securities and Exchange Commission (the "Commission") a Form 15 to terminate registration of the Units under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The General Partner is in the process of marketing for sale the assets of the Partnership. The Partnership shutdown the operation of the Windsystem on January 2, 2006, pending the sale of the Partnership's assets in dissolution, and has not operated the Windsystem since that date. See "Item 3. LEGAL PROCEEDINGS - Avian Fatalities".

Under the terms of the Partnership Agreement, the proceeds of the liquidation of the assets of the Partnership are to be distributed in the following order: (i) first, for the payment of any liquidation expenses and Partnership debts (other than those owing to any of the partners), such as the Purchase Notes; (ii) second, for the payment of any Partnership debts owing to any of the Partners; and (iii) third, for distributions to the Partners in proportion to their Partnership adjusted capital accounts, after giving effect to all contributions, distributions and allocations for all taxable years of the Partnership, including the taxable year during which the final liquidating distribution occurs. The Partnership believes it is unlikely that there will be enough proceeds from the liquidation of the Partnership's assets to cover the liquidation expenses of the Partnership and pay the Partnership's debts, including the unpaid principal and interest due in connection with the Purchase Notes. As a result, the Partnership believes it is likely that there will be no remaining proceeds from the liquidation of the Partnership's assets available for distribution to the Limited Partners. If the Partnership is unable to fully repay the principal and interest accrued under the Purchase Notes prior to the termination and winding-up of the Partnership, the Partnership will realize discharge of indebtedness income for federal income tax purposes. The Partnership's income from the discharge of indebtedness will be allocated to each partners, on a pro rata basis, and reported to each partner on Schedule
K-1 for the year in which the discharge of indebtedness takes place.

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

OPERATION AND MAINTENANCE SERVICES

EWS manages the Windsystem pursuant to a Windsystem Management Agreement entered into with the Partnership on November 4, 1985 (the "Management Agreement"). EWS has assumed the Management Agreement in connection with the Plan. The Management Agreement, as amended, was to terminate by its terms on March 31, 2006; however the Partnership and EWS entered into a Second Amendment to the Windsystem Management Agreement (the "Management Agreement Amendment") dated as of
March 24, 2006 which extended the termination date of the Management Agreement from March 31, 2006 to June 30, 2006. Although the Partnership shutdown the operation of the Windsystem on January 2, 2006 and has not operated the Windsystem since that date, EWS continues to maintain and manage the Windsystem pursuant to the Management Agreement.

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

SALE OF ELECTRIC POWER

The Partnership sold the electric power generated by the Turbines to PG&E under a Power Purchase Agreement (the "Power Agreement"). The Power Agreement was originally entered into between PG&E and Wind Developers, Inc. on January 17, 1985 and covered an aggregate of 20 megawatts of generating capacity. In December 1985, Wind Developers, Inc. assigned its rights and obligations under the Power Agreement to ZSI, and ZSI assigned its rights and obligations under the Power Agreement to the Partnership. The term of the Power Agreement was originally scheduled to terminate on December 31, 2005. PG&E and the Partnership extended the termination date of the Power Agreement to January 31, 2006 pursuant to a letter agreement dated December 28, 2005. On May 19, 2006, the Partnership entered into the Fourth Amendment to the Power Purchase Agreement (the "Fourth Amendment"), which extended the termination date of the Power Agreement from January 31, 2006 to December 29, 2010, provided that the Partnership may terminate the Power Agreement earlier upon the delivery to PG&E of a written notice at least thirty days prior to the requested termination date. However, the Windsystem has not been in operation since January 2, 2006, and the Partnership has not sold any electricity to PG&E under the Power Agreement since that date. The Partnership is, however, currently evaluating whether or not to commence operation of the Windsystem.

Under the Power Agreement, PG&E was required to purchase all of the electric output from the Turbines. Under the Power Agreement, energy generated was sold for a total price equal to the sum of (i) capacity rates based on forecasts of annual as-available capacity and (ii) energy rates. Through July 15, 2001, the energy rates were based on forecasts of the short run avoided cost of energy for PG&E. In connection with that certain agreement dated as of July 13, 2001 between the Partnership and PG&E, PG&E and the Partnership entered into the Third Amendment to the Power Purchase Agreement, which amended the energy component of the prices to be paid under the Power Agreement to provide that, during the period of July 16, 2001 through the end of the term of the Power Agreement, the energy component was equal to an average price of $0.0537 per kilowatt hour ("kWh") rather than based on the variable short run avoided cost of energy for PG&E. The Fourth Amendment provides that PG&E shall pay the Partnership for energy deliveries (i) through July 16, 2006, pursuant to the fixed energy price specified in the Third Amendment to the Power Purchase Agreement dated November 13, 2001 and (ii) on and after July 17, 2006, at prices equal to PG&E's short-run avoided cost, as determined pursuant to the methodology that is approved, and as may be revised from time to time, by the California Public Utilities Commission for payments to qualifying facilities. The Fourth Amendment also provides that PG&E shall pay the Partnership for as-delivered capacity during the remainder of the term of the Power Agreement (as amended by the Fourth Amendment) at prices authorized, and as may be revised from time to time by the California Public Utilities Commission, as opposed to the prices for capacity set forth in the Power Agreement prior to the effectiveness of the Fourth Amendment. Pursuant to the Fourth Amendment, the Partnership also agrees to transfer to PG&E all environmental attributes associated with the electrical energy to be purchased by PG&E under the Power Agreement. Environmental attributes are defined under the Fourth Amendment to mean any and all benefits, emissions, reductions, offsets and allowances directly attributable to the generation of electricity by the Partnership's Windsystem, including any avoided emissions of pollutants to the air such as sulfur oxides (SOx), nitrogen oxides (NOx), carbon monoxide (CO) and other similar pollutants.

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

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners has been the production and sale to PG&E of electricity from the Windsystem. Since the Windsystem was shutdown on January 2, 2006, the Partnership has no current source of revenue.

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

Jesse E. Neyman, age 62, has served as President and Chief Executive Officer of ZWM since January 3, 2006. Mr. Neyman is responsible for managing and liquidating the global wind business operations of Enron and its affiliates. Mr. Neyman also has served as Vice President, Principal Investments, of Enron, since March 2002. He is responsible for managing financial investment portfolios of Enron and its affiliates. From January 1998 through August 2002, Mr. Neyman served as Vice President of Enron North America Corp., an Enron affiliate.

Mr. Neyman was an executive officer of various subsidiaries of Enron that filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court for the Southern District of New York filed in connection with the Enron bankruptcy. See "Item 1. BUSINESS - Bankruptcy and Mergers" for additional information.

Johnna D. Kokenge, age 35, has served as Chief Financial Officer of ZWM since March 22, 2005. Since February 1, 2006 Ms. Kokenge has worked as a consultant for Enron providing accounting services to EWS and its affiliates. From April 2003 until January 31, 2006, she was a Director of Accounting at EWS. From January 2002 through April 2003, Ms. Kokenge worked as a Director of Accounting at Enron Networks, and from March 2001 through December 31, 2001, she was a Director of Accounting at ECT Resources, each an Enron affiliate.

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

K. Wade Cline, age 43, has been a director of EREC since November 17, 2004. Mr. Cline served as Managing Director and Assistant General Counsel of Enron from February 2002 through September 2005, and has served as Managing Director and General Counsel of Enron since September 2005. Mr. Cline also served as the Managing Director of Enron India LLC, an Enron affiliate, from July 1999 through November 2004.

Richard Lydecker, age 61, has been a director of EREC since January 3, 2006, and has served as Managing Director and Chief Accounting Officer of Enron since February 2002. Mr. Lydecker also has served as Enron's Chief Financial Officer since December 20, 2005. From November 1999 through August 2002, Mr. Lydecker was Vice President of Enron North America Corp., an Enron affiliate.

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

ITEM 11. EXECUTIVE COMPENSATION

As the Partnership has no employees, it does not pay executive compensation to any individual. The General Partner participates in the profits and losses of the Partnership by virtue of its partnership interests, and EWS receives payment under the Management Agreement for services rendered thereunder. The Partnership makes distributions in accordance with the terms of the Partnership Agreement. The Partnership did not distribute any amounts to the General Partner during 2005. Individuals that may be deemed executive officers of the Partnership are compensated by Enron or subsidiaries of Enron for all of their services rendered to Enron or its affiliates, including services to the General Partner, and are not compensated directly by the Partnership. Compensation paid to executive officers by Enron or subsidiaries of Enron for services rendered to Enron and its affiliates, including services to the General Partner, is not allocated among the various Enron entities that receive such services. Accordingly, there is no specific dollar figure for compensation that can be attributed to services performed for the benefit of the Partnership by those who may be deemed executive officers of the Partnership. Eric D. Gadd served as President and Chief Executive Officer of ZWM from September 26, 2002 through December 31, 2005, and was compensated solely by Enron for services rendered to Enron and its affiliates, including services to the General Partner. Mr. Neyman and Ms. Kokenge have been and continue to be compensated solely by Enron for services rendered to Enron and its affiliates, including services to the General Partner. The directors of EREC are compensated by Enron for all of their services rendered, including services to the General Partner, and they are not compensated directly by the Partnership for their services as directors of EREC. See also "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a discussion of payments made by the Partnership to EWS.

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

In connection with the implementation of the Plan, Enron reduced the number of officer positions among the Enron-related entities. Accordingly, on August 8, 2005 the executive officers of EWS were removed from their officer positions with EWS and, since such date, the executive officers of EREC may be deemed executive officers of EWS. Eric D. Gadd was Chief Executive Officer and President of EWS from May 11, 2002 through August 7, 2005. Richard Lydecker has been Chief Accounting Officer of EREC since September 8, 2005. Jesse Neyman, Jr. has been President and Chief Operating Officer of EREC since January 3, 2006, and has been President of EWS since his appointment on January 24, 2006.
Robert Semple was a director of EREC from December 12, 2002 through December 31, 2005 and was an Associate Restructuring Director of EWS from November 17, 2004 through August 7, 2005. K. Wade Cline was a Vice-President of EWS from November 17, 2004 through August 7, 2005, and has been the Executive Vice President of EREC since September 6, 2005.

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

10.8 Power Purchase Agreement For Long-Term Energy and Capacity, dated January 17, 1985, between Wind Developers, Inc. and Pacific Gas and Electric Company ("PG & E"); Assignment of Power Purchase Agreement effective as of September 17, 1985, between Wind Developers, Inc. and ZSI; Assignment of Power Purchase Agreement dated November 4, 1985, between ZSI and the Partnership; First Amendment to Power Purchase Agreement between PG&E and the Partnership dated December 11, 1985; Second Amendment to the Long-Term Energy and Capacity Power Purchase Agreement between PG&E and the Partnership dated September 19, 1988; Third Amendment to the Power Purchase Agreement between PG&E and the Partnership dated November 13, 2001 (Incorporated by reference from Exhibit 10.8 to the Partnership's Registration Statement on Form 10 filed August 31, 2005); and Letter Agreement between PG&E and the Partnership dated December 28, 2005 (Incorporated by reference from Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated December 31, 2005); Fourth Amendment to the Power Purchase Agreement between PG&E and the Partnership dated May 19, 2006.*

10.9 Agreement dated as of July 13, 2001 between PG&E and the Partnership (Incorporated by reference from Exhibit 10.9 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

10.10 Interest Expense Acknowledgement dated as of August 30, 2005 between EWS and the Partnership (Incorporated by reference from Exhibit 10.10 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

23.1*    Consent of Hein & Associates LLP, independent registered accounting firm.

31.1*    Rule 13a-14(a) Certification of Jesse E. Neyman

31.2*    Rule 13a-14(a) Certification of Johnna D. Kokenge

32.1*    Section 1350 Certification of Jesse E. Neyman

32.2*    Section 1350 Certification of Johnna D. Kokenge

* Filed with this report

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ZOND WINDSYSTEM PARTNERS, LTD.
                                   SERIES 85-C, a California limited partnership

                                   By:    Zond Windsystems
                                          Management V LLC,
                                          General Partner

Dated June 12, 2006                By:
                                   Name:  /s/ Jesse E. Neyman
                                          --------------------------------------
                                   Title: President & CEO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                             Title                           Date
---------------------------   -------------------------------------------   --------------
By:  /s/ Jesse E. Neyman      Chief Executive Officer of Zond Windsystems   June 12, 2006
     ----------------------   Management V LLC, the General Partner of
     Jesse E. Neyman          Zond Windsystem Partners, Ltd. Series 85-C


By:  /s/ Johnna D. Kokenge    Chief Financial Officer of Zond Windsystems   June 12, 2006
     ----------------------   Management V LLC, the General Partner of
     Johnna D. Kokenge        Zond Windsystem Partners, Ltd. Series 85-C


By:  /s/ Richard Lydecker     Director of Enron Renewable Energy Corp.      June 12, 2006
     ----------------------
     Richard Lydecker


By:  /s/ Kenneth Wade Cline   Director of Enron Renewable Energy Corp.      June 12, 2006
     ----------------------
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

10.8 Power Purchase Agreement For Long-Term Energy and Capacity, dated January 17, 1985, between Wind Developers, Inc. and Pacific Gas and Electric Company ("PG & E"); Assignment of Power Purchase Agreement effective as of September 17, 1985, between Wind Developers, Inc. and ZSI; Assignment of Power Purchase Agreement dated November 4, 1985, between ZSI and the Partnership; First Amendment to Power Purchase Agreement between PG&E and the Partnership dated December 11, 1985; Second Amendment to the Long-Term Energy and Capacity Power Purchase Agreement between PG&E and the Partnership dated September 19, 1988; Third Amendment to the Power Purchase Agreement between PG&E and the Partnership dated November 13, 2001 (Incorporated by reference from
         Exhibit 10.8 to the Partnership's Registration Statement on Form 10 filed August 31, 2005); and Letter Agreement between PG&E and the Partnership dated December 28, 2005 (Incorporated by reference from
         Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated December 31, 2005); Fourth Amendment to the Power Purchase Agreement between PG&E and the Partnership dated May 19, 2006.*

10.9 Agreement dated as of July 13, 2001 between PG&E and the Partnership (Incorporated by reference from Exhibit 10.9 to the Partnership's Registration Statement on Form 10 filed August 31, 2005).

10.10 Interest Expense Acknowledgement dated as of August 30, 2005 between EWS and the Partnership (Incorporated by reference from Exhibit 10.10 to the Partnership's Registration Statement on Form 10 filed August 31,
         2005).

23.1* Consent of Hein & Associates LLP, independent registered accounting firm.

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

                                       F-4

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE PARTNERSHIP

INTRODUCTION

Zond Windsystem Partners, Ltd. Series 85-C, a California limited partnership (the "Partnership"), was formed on October 25, 1985 to purchase, own and operate a system of 200 Vestas V-17 wind turbine electric generators (the "Turbines"). Through January 2, 2006, the electricity generated by the Turbines was sold by the Partnership to its sole customer, Pacific Gas and Electric Company ("PG&E"). On January 2, 2006, the Partnership shutdown the operation of the Turbines and has not generated or sold any electricity since that date.

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

The term of the Partnership ended on December 31, 2005 in accordance with the terms of the Partnership Agreement. The Partnership dissolved effective on the day on which the term of the Partnership ended. The General Partner will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Securities and Exchange Commission (the "Commission") a Form 15 to terminate registration of the Units under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The General Partner is in the process of marketing for sale the assets of the Partnership. The Partnership shutdown the operation of the Windsystem on January 2, 2006, pending the sale of the Partnership's assets in dissolution, and has not operated the Windsystem since that date. See Note 6 for additional information.

Under the terms of the Partnership Agreement, the proceeds of the liquidation of the assets of the Partnership are to be distributed in the following order: (i) first, for the payment of any liquidation expenses and Partnership debts (other than those owing to any of the partners), such as the Purchase Notes; (ii) second, for the payment of any Partnership debts owing to any of the Partners; and (iii) third, for distributions to the Partners in proportion to their Partnership adjusted capital accounts, after giving effect to all contributions, distributions and allocations for all taxable years of the Partnership, including the taxable year during which the final liquidating distribution occurs. The Partnership believes it is unlikely that there will be enough proceeds from the liquidation of the Partnership's assets to cover the liquidation expenses of the Partnership and pay the Partnership's debts, including the unpaid principal and interest due in connection with the Purchase Notes. As a result, the Partnership believes it is likely that there will be no remaining proceeds from the liquidation of the Partnership's assets available for distribution to the Limited Partners. If the Partnership is unable to fully repay the principal and interest accrued under the Purchase Notes prior to the termination and winding-up of the Partnership, the Partnership will realize discharge of indebtedness income for federal income tax purposes. The Partnership's income from the discharge of indebtedness will be allocated to each partners, on a pro rata basis, and reported to each partner on Schedule
K-1 for the year in which the discharge of indebtedness takes place.

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

OPERATION AND MAINTENANCE SERVICES

EWS manages the Windsystem pursuant to a Windsystem Management Agreement entered into with the Partnership on November 4, 1985 (the "Management Agreement"). EWS has assumed the Management Agreement in connection with the Plan. The Management Agreement was to terminate by its terms on December 31, 2005; however, the Partnership and EWS extended the termination date of the Management Agreement from December 31, 2005 to June 30, 2006. Although the Partnership shutdown the operation of the Windsystem on January 2, 2006 and has not operated the Windsystem since that date, EWS continues to maintain and manage the Windsystem pursuant to the Management Agreement. See Note 9 for additional information.

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

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

(1) The Partnership sold the electric power generated by the Turbines to PG&E under a Power Purchase Agreement (the "Power Agreement"). The Power Agreement was originally entered into between PG&E and Wind Developers, Inc. on January 17, 1985 and covered an aggregate of 20 megawatts of generating capacity. In December 1985, Wind Developers, Inc. assigned its rights and obligations under the Power Agreement to ZSI, and ZSI assigned its rights and obligations under the Power Agreement to the Partnership. The term of the Power Agreement expired on January 31, 2006. However, the Windsystem has not been in operation since January 2, 2006. See Note 9 for additional information.

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

POWER AGREEMENT

On May 19, 2006, the Partnership and PG&E entered into the Fourth Amendment to the Power Purchase Agreement (the "Fourth Amendment"), which extended the termination date of the Power Agreement from January 31, 2006 to December 29, 2010, provided that the Partnership may terminate the Power Agreement earlier upon the delivery to PG&E of a written notice at least thirty days prior to the requested termination date. However, the Windsystem has not been in operation since January 2, 2006, and the Partnership has not sold any electricity to PG&E under the Power Agreement since that date. The Partnership is, however, currently evaluating whether or not to commence operation of the Windsystem.

The Fourth Amendment provides that PG&E shall pay the Partnership for energy deliveries (i) through July 16, 2006, pursuant to the fixed energy price specified in the Third Amendment to the Power Purchase Agreement dated November 13, 2001 and (ii) on and after July 17, 2006, at prices equal to PG&E's short-run avoided cost, as determined pursuant to the methodology that is approved, and as may be revised from time to time, by the California Public Utilities commission for payments to qualifying facilities.

The Fourth Amendment also provides that PG&E shall pay the Partnership for as-delivered capacity during the remainder of the term of the Power Agreement (as amended by the Fourth Amendment) at prices authorized, and as may be revised from time to time by the California Public Utilities Commission, as opposed to the prices for capacity set forth in the Power Agreement prior to the effectiveness of the Fourth Amendment. Pursuant to the Fourth Amendment, the Partnership also agrees to transfer to PG&E all environmental attributes associated with the electrical energy to be purchased by PG&E under the Power Agreement. Environmental attributes are defined under the Fourth Amendment to mean any and all benefits, emissions, reductions, offsets and allowances directly attributable to the generation of electricity by the Partnership's Windsystem, including any avoided emissions of pollutants to the air such as sulfur oxides (SOx), nitrogen oxides (NOx), carbon monoxide (CO) and other similar pollutants.



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