Form 10-K/A
period 2005-12-31
ZOND WINDSYSTEM PARTNERS LTD SERIES 85 C
filed 2006-07-12
CIK 783041

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-K/A
                                AMENDMENT NO. 2
                                ---------------
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Under the terms of the Partnership Agreement, the proceeds of the liquidation of the assets of the Partnership are to be distributed in the following order: (i) first, for the payment of any liquidation expenses and Partnership debts (other than those owing to any of the partners), such as the Purchase Notes; (ii) second, for the payment of any Partnership debts owing to any of the Partners; and (iii) third, for distributions to the Partners in proportion to their Partnership adjusted capital accounts, after giving effect to all contributions, distributions and allocations for all taxable years of the Partnership, including the taxable year during which the final liquidating distribution occurs. The Partnership believes it is unlikely that there will be enough proceeds from the liquidation of the Partnership's assets to cover the liquidation expenses of the Partnership and pay the Partnership's debts, including the unpaid principal and interest due in connection with the Purchase Notes. As a result, the Partnership believes it is likely that there will be no remaining proceeds from the liquidation of the Partnership's assets available for distribution to the Limited Partners. If the Partnership is unable to fully repay the principal and interest accrued under the Purchase Notes prior to the termination and winding-up of the Partnership, the Partnership will realize discharge of indebtedness income for federal income tax purposes. The Partnership's income from the discharge of indebtedness will be allocated to each partner, on a pro rata basis, and reported to each partner on Schedule
K-1 for the year in which the discharge of indebtedness takes place.

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

OPERATION AND MAINTENANCE SERVICES

EWS manages the Windsystem pursuant to a Windsystem Management Agreement entered into with the Partnership on November 4, 1985 (the "Management Agreement"). EWS has assumed the Management Agreement in connection with the Plan. The Management Agreement, as amended, was to terminate by its terms on March 31, 2006; however the Partnership and EWS entered into a Second Amendment to the Windsystem Management Agreement dated as of March 24, 2006, extending the termination date of the Management Agreement to June 30, 2006; and entered into a Third Amendment to the Windsystem Management Agreement dated as of July 10, 2006, extending the termination date of the Management Agreement to September 30, 2006. Although the Partnership shutdown the operation of the Windsystem on January 2, 2006 and has not operated the Windsystem since that date, EWS continues to maintain and manage the Windsystem pursuant to the Management Agreement.

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

* The term of the Partnership ended on December 31, 2005, and the Partnership shutdown the operation of the Windsystem on January 2, 2006; however, the Partnership extended the Management Agreement through September 30, 2006.

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

Johnna D. Kokenge, age 36, has served as Chief Financial Officer of ZWM since March 22, 2005. Since February 1, 2006 Ms. Kokenge has worked as a consultant for Enron providing accounting services to EWS and its affiliates. From April 2003 until January 31, 2006, she was a Director of Accounting at EWS. From January 2002 through April 2003, Ms. Kokenge worked as a Director of Accounting at Enron Networks, and from March 2001 through December 31, 2001, she was a Director of Accounting at ECT Resources, each an Enron affiliate.

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


The following table sets forth certain information regarding compensation paid by Enron to those persons who may be deemed executive officers of the Partnership for services rendered in all capacities to Enron and its affiliates for the years ended December 31, 2005, 2004, and 2003. As explained above, these figures do not reflect compensation for services rendered by such individuals solely to the General Partner. There is no way to determine what portion of such payments are attributable to services rendered by Mr. Gadd and Ms. Kokenge to the General Partner.


                             Annual Compensation
                             -------------------


                                                                 Other          Securities
                                                                 -----          ----------
Name and                                                         Annual         Underlying        Long-Term        All other
--------                                                         ------         ----------        ---------        ---------
Principal                          Salary                     Compensation       Options         Compensation      Compensation
---------                          ------                     ------------       -------         ------------      ------------
Position               Year          ($)         Bonus ($)         ($)             (#)               Awards             ($)(1)
--------               ----        ------        ---------    ------------         ---               ------             ---

Eric D.Gadd            2005        176,094             ---             ---            ---                 ---        487,500
President and Chief    2004        175,000             ---             ---            ---                 ---        305,000
Executive Officer      2003        175,000             ---             ---            ---                 ---        253,333
-------------------------------------------------------------------------------------------------------------------------------
Johnna D. Kokenge      2005        113,435             ---             ---            ---                 ---         63,333
Chief Financial        2004        105,225             ---             ---            ---                 ---         48,083
Officer(2)             2003        103,208             ---             ---            ---                 ---         54,896


(1) Mr. Gadd and Ms. Kokenge received these payments from Enron pursuant to the Enron Retention Liquidation Incentive Program and the Enron Key Employee Retention Program, respectively, established in connection with the liquidation of Enron.
(2) Ms. Kokenge has served as Chief Financial Officer of ZWM since March 22, 2005. From January, 2003 to March 22, 2005, Ms. Kokenge served in a variety of other capacities for various Enron affiliates including ZWM. See "Item
     10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - EXECUTIVE
     OFFICERS."

Mr. Neyman does not have an employment agreement with Enron or its affiliates. From January 3, 2006 through June 28, 2006, Mr. Neyman was paid by Enron $81,867 in salary and $50,000 pursuant to the Enron Retention Liquidation Incentive Program established in connection with the liquidation of Enron, for services rendered to Enron and its affiliates, including services to the General Partner. There is no way to determine what portion of such payments are attributable to services rendered by Mr. Neyman to the General Partner.

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

10.7 Windsystem Management Agreement, dated as of November 4, 1985, between ZSI and the Partnership (Incorporated by reference from Exhibit 10.7 to the Partnership's Registration Statement on Form 10 filed August 31, 2005); First Amendment to Windsystem Management Agreement (Incorporated by reference from
Exhibit 10.2 to the Partnership's Current Report on Form 8-K dated December 31,
2005); Second Amendment to Windsystem Management Agreement (Incorporated by reference from Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated March 30, 2006); and Third Amendment to Windsystem Management Agreement dated as of July 10, 2006.*

10.8 Power Purchase Agreement For Long-Term Energy and Capacity, dated January 17, 1985, between Wind Developers, Inc. and Pacific Gas and Electric Company ("PG & E"); Assignment of Power Purchase Agreement effective as of September 17, 1985, between Wind Developers, Inc. and ZSI; Assignment of Power Purchase Agreement dated November 4, 1985, between ZSI and the Partnership; First Amendment to Power Purchase Agreement between PG&E and the Partnership dated December 11, 1985; Second Amendment to the Long-Term Energy and Capacity Power Purchase Agreement between PG&E and the Partnership dated September 19, 1988; Third Amendment to the Power Purchase Agreement between PG&E and the Partnership dated November 13, 2001 (Incorporated by reference from Exhibit 10.8 to the Partnership's Registration Statement on Form 10 filed August 31, 2005); and Letter Agreement between PG&E and the Partnership dated December 28, 2005 (Incorporated by reference from Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated December 31, 2005); Fourth Amendment to the Power Purchase Agreement between PG&E and the Partnership dated May 19, 2006 (Incorporated by reference from Exhibit 10.8 to the Partnership's Amendment No. 1 to Form 10-K filed June 12, 2006).

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


                                   ZOND WINDSYSTEM PARTNERS, LTD.
                                   SERIES 85-C, a California limited partnership

                                   By:    Zond Windsystems
                                          Management V LLC,
                                          General Partner

Dated July 12, 2006                By:
                                   Name:  /s/ Jesse E. Neyman
                                          --------------------------------------
                                   Title: President & CEO



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                             Title                           Date
---------------------------   -------------------------------------------   --------------
By:  /s/ Jesse E. Neyman      Chief Executive Officer of Zond Windsystems   July 12, 2006
     ----------------------   Management V LLC, the General Partner of
     Jesse E. Neyman          Zond Windsystem Partners, Ltd. Series 85-C


By:  /s/ Johnna D. Kokenge    Chief Financial Officer of Zond Windsystems   July 12, 2006
     ----------------------   Management V LLC, the General Partner of
     Johnna D. Kokenge        Zond Windsystem Partners, Ltd. Series 85-C


By:  /s/ Richard Lydecker     Director of Enron Renewable Energy Corp.      July 12, 2006
     ----------------------
     Richard Lydecker


By:  /s/ Kenneth Wade Cline   Director of Enron Renewable Energy Corp.      July 12, 2006
     ----------------------
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

10.7 Windsystem Management Agreement, dated as of November 4, 1985, between ZSI and the Partnership (Incorporated by reference from Exhibit 10.7 to the Partnership's Registration Statement on Form 10 filed August 31,
         2005); First Amendment to Windsystem Management Agreement (Incorporated by reference from Exhibit 10.2 to the Partnership's Current Report on Form 8-K dated December 31, 2005); and Second Amendment to Windsystem Management Agreement (Incorporated by reference from Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated March 30, 2006); and Third Amendment to Windsystem Management Agreement dated as of July 10, 2006.*

10.8 Power Purchase Agreement For Long-Term Energy and Capacity, dated January 17, 1985, between Wind Developers, Inc. and Pacific Gas and Electric Company ("PG & E"); Assignment of Power Purchase Agreement effective as of September 17, 1985, between Wind Developers, Inc. and ZSI; Assignment of Power Purchase Agreement dated November 4, 1985, between ZSI and the Partnership; First Amendment to Power Purchase Agreement between PG&E and the Partnership dated December 11, 1985; Second Amendment to the Long-Term Energy and Capacity Power Purchase Agreement between PG&E and the Partnership dated September 19, 1988; Third Amendment to the Power Purchase Agreement between PG&E and the Partnership dated November 13, 2001 (Incorporated by reference from
         Exhibit 10.8 to the Partnership's Registration Statement on Form 10 filed August 31, 2005); and Letter Agreement between PG&E and the Partnership dated December 28, 2005 (Incorporated by reference from
         Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated December 31, 2005); Fourth Amendment to the Power Purchase Agreement between PG&E and the Partnership dated May 19, 2006 (Incorporated by reference from Exhibit 10.8 to the Partnership's Amendment No. 1 to Form 10-K filed June 12, 2006).

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

Under the terms of the Partnership Agreement, the proceeds of the liquidation of the assets of the Partnership are to be distributed in the following order: (i) first, for the payment of any liquidation expenses and Partnership debts (other than those owing to any of the partners), such as the Purchase Notes; (ii) second, for the payment of any Partnership debts owing to any of the Partners; and (iii) third, for distributions to the Partners in proportion to their Partnership adjusted capital accounts, after giving effect to all contributions, distributions and allocations for all taxable years of the Partnership, including the taxable year during which the final liquidating distribution occurs. The Partnership believes it is unlikely that there will be enough proceeds from the liquidation of the Partnership's assets to cover the liquidation expenses of the Partnership and pay the Partnership's debts, including the unpaid principal and interest due in connection with the Purchase Notes. As a result, the Partnership believes it is likely that there will be no remaining proceeds from the liquidation of the Partnership's assets available for distribution to the Limited Partners. If the Partnership is unable to fully repay the principal and interest accrued under the Purchase Notes prior to the termination and winding-up of the Partnership, the Partnership will realize discharge of indebtedness income for federal income tax purposes. The Partnership's income from the discharge of indebtedness will be allocated to each partner, on a pro rata basis, and reported to each partner on Schedule
K-1 for the year in which the discharge of indebtedness takes place.

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

OPERATION AND MAINTENANCE SERVICES

EWS manages the Windsystem pursuant to a Windsystem Management Agreement entered into with the Partnership on November 4, 1985 (the "Management Agreement"). EWS has assumed the Management Agreement in connection with the Plan. The Management Agreement was to terminate by its terms on December 31, 2005; however, the Partnership and EWS extended the termination date of the Management Agreement to September 30, 2006. See Note 9 for additional information. Although the Partnership shutdown the operation of the Windsystem on January 2, 2006 and has not operated the Windsystem since that date, EWS continues to maintain and manage the Windsystem pursuant to the Management Agreement. See Note 9 for additional information.

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


MANAGEMENT AGREEMENT

The Partnership and EWS entered into (i) a First Amendment to the Windsystem Management Agreement effective as of December 31, 2005, extending the termination date of the Management Agreement from December 31, 2005 to March 31, 2006; (ii) a Second Amendment to the Windsystem Management Agreement dated as of March 24, 2006, extending the termination date of the Management Agreement to June 30, 2006; and (iii) a Third Amendment to the Windsystem Management Agreement dated as of July 10, 2006, extending the termination date of the Management Agreement to September 30, 2006.

POWER AGREEMENT
---------------

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

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
         RECONCILIATION OF GAAP BASIS AND TAX BASIS FINANCIAL STATEMENTS
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