Form 10-Q
period 2006-06-30
ZOND WINDSYSTEM PARTNERS LTD SERIES 85 C
filed 2006-08-14
CIK 783041

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       or

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


TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Balance Sheets at June 30, 2006 (Unaudited) and December 31, 2005.

   Unaudited Condensed Statements of Operations for the six months ended June 30, 2006 and June 30, 2005.

   Unaudited Condensed Statements of Operations for the three months ended June 30, 2006 and June 30, 2005.

   Condensed Statements of Changes in Partners' Deficit for the six months ended June 30, 2006 (Unaudited) and for the year ended December 31, 2005.

   Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005.

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

Item 5.  Other Information

Item 6.  Exhibits



Item 1. FINANCIAL STATEMENTS

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                                 June 30, 2006              December 31, 2005
                                                            -------------------------    ------------------------
                                                                  (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                $                    121     $                 1,056
   Accounts receivable                                                           -                            66
   Other current assets                                                           11                          18
                                                            -------------------------    ------------------------
Total current assets                                                             132                       1,140
                                                            -------------------------    ------------------------

Property, plant and equipment - assets held for sale:
   Plant and equipment                                                        32,660                      32,660
   Less - accumulated depreciation                                           (32,660)                    (32,660)
                                                            -------------------------    ------------------------
Property, plant and equipment, net - assets held
   for sale                                                                      -                           -

                                                            -------------------------    ------------------------
   Total assets                                             $                    132                       1,140
                                                            =========================    ========================

Liabilities and partners' deficit
Current liabilities:
   Accounts payable and accrued expenses                    $                     41     $                    83
   Accounts payable to related party                                              72                          11
   Current portion of notes payable
     to related party                                                            762                       1,512
   Accrued interest to related party                                           2,532                       2,532

                                                            -------------------------    ------------------------
Total current liabilities                                                      3,407                       4,138
                                                            -------------------------    ------------------------

Partners' deficit
   General partner                                          $                    201                         204
   Limited partners                                                           (6,600)                     (6,329)
   Substituted limited partner                                                 3,124                       3,127

                                                            -------------------------    ------------------------
      Total partners' deficit                                                 (3,275)                     (2,998)
                                                            -------------------------    ------------------------

      Total liabilities and partners'                       -------------------------    ------------------------
        deficit                                             $                    132     $                 1,140
                                                            =========================    ========================


The accompanying notes are an integral part of the unaudited condensed financial statements.


                  ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
        (Dollars in thousands, except per Unit value, which is in whole dollars)


                                                                              For the Six Months Ended,
                                                             -------------------------------------------------------------
                                                                    June 30, 2006                   June 30, 2005
                                                             ----------------------------    -----------------------------
Revenue:
  Sale of electricity                                        $                        12                              727
  Other income                                                                        17                                5
                                                             ----------------------------    -----------------------------
Total revenue                                                                         29                              732

Costs and expenses:
  Depreciation                                                                       -                                740
  Property taxes                                                                      17                               16
  Easement fees to related party                                                     -                                129
  Management fees to
     related party                                                                     1                                2
  Maintenance and other operating costs
     to related and other parties                                                    220                              289
  Insurance costs                                                                     12                               44
  Other operating costs                                                               56                               37
                                                             ----------------------------    -----------------------------

Total costs and expenses                                                             306                            1,257
                                                             ----------------------------    -----------------------------

Net loss                                                     $                      (277)    $                       (525)
                                                             ============================    =============================

Net loss per unit                                            $                      (365)    $                       (692)
                                                             ============================    =============================

Number of outstanding Limited
   Partner Units                                                                     759                              759
                                                             ============================    =============================



The accompanying notes are an integral part of the unaudited condensed financial statements.


                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
        (Dollars in thousands, except per Unit value, which is in whole dollars)


                                                            For the Three Months Ended,
                                            ------------------------------------------------------------
                                                   June 30, 2006                   June 30, 2005
                                            -----------------------------   ----------------------------
Revenue:
  Sale of electricity                       $                       -                               607
  Other income                                                         6                              1
                                            -----------------------------   ----------------------------
Total revenue                                                          6                            608

Costs and expenses:
  Depreciation                                                      -                               370
  Property taxes                                                       8                              8
  Easement fees to related party                                    -                                65
  Management fees to
     related party                                                  -                                 1
  Maintenance and other operating costs
     to related and other parties                                    107                            166
  Insurance costs                                                      6                             22
  Other operating costs                                                2                              8
                                            -----------------------------   ----------------------------

Total costs and expenses                                             123                            640
                                            -----------------------------   ----------------------------

Net loss                                    $                       (117)   $                       (32)
                                            =============================   ============================

Net loss per unit                           $                       (154)   $                       (42)
                                            =============================   ============================

Number of outstanding Limited
   Partner Units                                                     759                            759
                                            =============================   =============================


The accompanying notes are an integral part of the unaudited condensed financial statements.


                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                             (Dollars in thousands)


                                                            For the six months ended June 30, 2006
                                                            and for the year ended December 31, 2005
                                                                                                                   Substituted
                                                                                                                     Limited
                                                                   General                  Limited                  Partner
                                           Total                   Partner                  Partners                 (Note 2)
                                    ---------------------   -----------------------    -------------------    ----------------------
                                          100.00%                   1.00%                    98.00%                   1.00%
                                    ---------------------   -----------------------    -------------------    ----------------------


Balance at December 31, 2004        $             (2,113)   $                  213      $          (5,462)    $               3,136

Net loss                                            (885)                       (9)                  (867)                       (9)
                                    ---------------------   -----------------------    -------------------    ----------------------

Balance at Dec. 31, 2005            $             (2,998)   $                  204      $          (6,329)    $               3,127

Net loss (Unaudited)                                (277)                       (3)                  (271)                       (3)
                                    ---------------------   -----------------------    -------------------    ----------------------

Balance at June 30, 2006            $             (3,275)   $                  201     $           (6,600)    $                3,124
  (Unaudited)                       =====================   =======================    ===================    ======================



The accompanying notes are an integral part of the unaudited condensed financial statements.


                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                                          For the Six Months Ended,
                                                                              --------------------------------------------------
                                                                                  June 30, 2006              June 30, 2005
                                                                              -----------------------    -----------------------
Cash Flow From Operating Activities:

Net loss                                                                      $                 (277)    $                 (525)

Reconciliation of net loss to net cash
   used in operating activities:

Depreciation                                                                                    -                           740

Changes in operating assets and liabilities:
  Accounts receivable                                                                             66                       (439)
  Other current assets                                                                             7                       (333)
  Accounts payable and accrued expenses                                                          (42)                       (15)
  Amount payable to related party                                                                 61                         33
  Deferred rent                                                                                    -                       (176)
                                                                              -----------------------    -----------------------

Net cash used in operating activities                                                           (185)                      (715)

Cash flows used in financing activities - principal and interest
    payments on notes payable to related party                                                  (750)                      (190)
                                                                              -----------------------    -----------------------

  Net decrease in cash and cash equivalents                                                     (935)                      (905)

Cash and cash equivalents at beginning of the period                                           1,056                      1,050
                                                                              -----------------------    -----------------------

Cash and cash equivalents at end of period                                    $                  121     $                  145
                                                                              =======================    =======================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                    $                  -       $                  -



The accompanying notes are an integral part of the unaudited condensed financial statements.

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-C,
                        A CALIFORNIA LIMITED PARTNERSHIP


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements included herein for the quarterly periods ended June 30, 2006 and 2005 have been prepared by Zond Windsystem Partners, Ltd. Series 85-C, a California Limited Partnership (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Partnership, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such accounting principles. The Partnership believes that the information and notes included in the financial information are adequate to make the information presented not misleading. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

The Turbines are interconnected by a system of transformers and power transfer lines to a substation owned by the Partnership. The individual power lines from each of the Turbines are fed into step-up transformers, which increase the voltage of the Windsystem's power from 480 volts to 12.5 kilovolts ("kVs"). Additional 12.5 kV power transfer lines carry electricity to the Partnership's substation, which steps up the power to 66 kVs. The power that was generated by the Windsystem was delivered at this voltage to PG&E at the interconnection point located adjacent to the Partnership's substation.

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

Operation and Maintenance Services

EWS manages the Windsystem pursuant to a Windsystem Management Agreement entered into with the Partnership on November 4, 1985 (the "Management Agreement"). EWS has assumed the Management Agreement in connection with the Plan. The Management Agreement was to terminate by its terms on March 31, 2006; however, the Partnership and EWS entered into a Second Amendment to the Windsystem Management Agreement dated as of March 24, 2006, extending the termination date of the Management Agreement to June 30, 2006; and entered into a Third Amendment to the Windsystem Management Agreement dated as of July 10, 2006, extending the termination date of the Management Agreement to September 31, 2006. See Note 9 for additional information. Although the Partnership shutdown the operation of the Windsystem on January 2, 2006, and has not operated the Windsystem since that date, EWS continues to maintain and manage the Windsystem pursuant to the Management Agreement.

Prior to May 10, 2002, Enron Wind Maintenance LLC, an affiliate of EWS, provided operation and maintenance services for the Windsystem. On May 10, 2002, EWS contracted with GE Wind Energy, LLC ("GE") to perform certain operation and maintenance services relating to the Windsystem for a period of one year ending on May 10, 2003.

In April 2003, EWS entered into an agreement (the "O&M Agreement") with SeaWest Asset Management Services, LLC ("SeaWest") to provide certain operation and maintenance services relating to the Windsystem beginning in May 2003 and ending in May 2008. If EWS terminates the O&M Agreement prior to the end of its stated term, EWS may be required to pay certain agreed demobilization fees to SeaWest.

If EWS is required to pay such fees, EWS may seek recovery from the Partnership of some, or all, of the amount of such fees pursuant to the terms of the Management Agreement. Management currently estimates that as of June 30, 2006, the amount of the demobilization fee, if any, for which EWS could seek recovery from the Partnership would not be in excess of approximately $21,000.

Substantial Transactions and Operating Agreements

The accompanying financial statements include substantial transactions with related parties. These transactions are further described in Note 6 below.

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

(1) The Partnership sold the electric power generated by the Turbines to PG&E under a Power Purchase Agreement (the "Power Agreement"). The Power Agreement was originally entered into between PG&E and Wind Developers, Inc. on January 17, 1985 and covered an aggregate of 20 megawatts of generating capacity. In December 1985, Wind Developers, Inc. assigned its rights and obligations under the Power Agreement to ZSI, and ZSI assigned its rights and obligations under the Power Agreement to the Partnership. The term of the Power Agreement expired on January 31, 2006. On May 19, 2006, the Partnership entered into the Fourth Amendment to the Power Purchase Agreement (the "Fourth Amendment"), which extended the termination date of the Power Agreement from January 31, 2006 to December 29, 2010, provided that the Partnership may terminate the Power Agreement earlier upon the delivery to PG&E of a written notice at least thirty days prior to the requested termination date. See Note 9 for additional information. However, the Windsystem has not been in operation since January 2, 2006, and the Partnership has not sold any electricity to PG&E under the Power Agreement since that date.

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

(2) Since November 1985, the Partnership has contracted with EWS (or its predecessor) for the operation and maintenance of the Turbines and the performance of certain ancillary management services, such as collection of revenues from PG&E and the administration and payment of all Partnership expenses. Under the provisions of the Management Agreement, the Partnership pays a management fee of 1% of the Partnership's Gross Operating Proceeds. "Gross Operating Proceeds" is defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity (including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues), calculated without offset or other deductions of any nature (except for such amounts as may be required to be refunded by the Partnership to PG&E). Under the Management Agreement, EWS is also reimbursed for 115% of the maintenance costs, including labor and material costs that it incurs in the performance of maintenance services, including maintenance services by third parties relating to the Windsystem. See Note 6 below. The term of the Management Agreement expires on September 30, 2006. See Note 9 for additional information.

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

Cash Distributions

The Partnership makes cash distributions in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash during any fiscal year. Under the Purchase Notes, the Partnership cannot make cash distributions to its Partners unless certain cash reserve balances are maintained and no events of default exist. The Partnership has never met these criteria and did not make cash distributions to its Partners during the six months ended June 30, 2006.

NOTE 3 - GOING CONCERN

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

     1. As discussed in Note 2 and Note 5, the Partnership has ceased to operate the Windsystem, and has not had, and does not anticipate that it will have, sufficient cash flows to make payment in full of the outstanding principal and accrued but unpaid interest on the outstanding Purchase Notes. The Partnership continues to be in default of the Purchase Notes. Upon notice of default, EWS has a right to foreclose against its security interests in the assets of the Partnership. As of June 30, 2006, the Partnership had not received a foreclosure notice from EWS with respect to the Purchase Notes. Any such foreclosure by EWS on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

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

Property, Plant and Equipment

The Turbines are recorded at cost. The Turbines were depreciated on the straight-line method over a twenty-year life. Capitalized improvements were depreciated on a straight-line method over a fifteen-year life. Expenditures that materially increase the useful lives of assets are capitalized, while ordinary maintenance and repairs are charged to operations as incurred. Replacement of defective parts or expenditures designed to modify Turbines to improve their productivity are expensed as incurred. The Turbines became fully depreciated in 2005.

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

Electricity Sales and Significant Customer

Power generated by the Windsystem was recognized as revenue upon delivery of power to PG&E at prices as defined in the Power Agreement. All power produced was sold to PG&E under the Power Agreement. Under the Power Agreement, PG&E was to deliver payment to the Partnership no later than 30 days from the end of the monthly billing period. See Note 2 for a description of the Power Agreement. Write-offs and or allowances for doubtful accounts are recognized on an account-by-account basis.

NOTE 5 - PURCHASE NOTES

EWS earned interest from the Partnership under the Purchase Notes. The interest rate under the Purchase Notes was 10.75% per annum. Prior to maturity on December 31, 2001, the Purchase Notes were payable in equal semi-annual installments of principal and interest, commencing in 1986. At June 30, 2006, approximately $0.8 million of outstanding principal, and $2.5 million of accrued interest in arrears, was due to EWS under the Purchase Notes.

During the period of 1996 through 2001, the Partnership did not pay all of the annually scheduled principal payments due under the Purchase Notes and, notwithstanding the maturity of the Purchase Notes in December 2001, the Partnership has not paid all of the remaining outstanding principal balance on the Purchase Notes. Notwithstanding the terms of the Purchase Notes, the payee under the Purchase Notes required that the Partnership pay only the originally-scheduled interest on the Purchase Notes as established under the original amortization schedules that are attached to the Purchase Notes. The payee under the Purchase Notes did not require the Partnership to pay any additional interest with respect to (i) the portion of the annual principal payments that was due and unpaid at the end of any calendar year during such period and (ii) any principal balance of the Purchase Notes outstanding at any time after the maturity date of the Purchase Notes. As a result of this arrangement, the Partnership paid or has been obligated to pay approximately $2.3 million less in interest through June 30, 2006 than it otherwise would have paid or been obligated to pay in the absence of such arrangement. This arrangement is acknowledged and memorialized in that certain Interest Expense Acknowledgement between the Partnership and EWS dated as of August 30, 2005. In addition, the terms of the Purchase Notes do not require the Partnership to pay additional interest on the accrued and unpaid interest due under the Purchase Notes.

The Partnership is in default under the Purchase Notes. Upon notice of default, EWS has a right to foreclose against its security interest in the assets of the Partnership, including the Windsystem. As of June 30, 2006, EWS had not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by EWS on its security interest in the assets of the Partnership would have a material adverse effect on the Partnership.

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

The Partnership has the following related party transactions and relationships:

(1) EWS granted to the Partnership easement rights to the Operating Site under the Wind Park Easement Agreement (See Note 2 above). The Partnership incurred $0.0 million and $0.1 million in easement fees during the six months ended June 30, 2006 and June 30, 2005, respectively, pursuant to the Wind Park Easement Agreement.

(2) The Partnership has a contract with EWS to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 2 above). The Partnership incurred expenses of $0.2 million and $0.3 million for the six months ended June 30, 2006 and June 30, 2005, respectively, pursuant to the Management Agreement.

NOTE 7- LITIGATION

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases Payable

None.

NOTE 9 -  SUBSEQUENT EVENTS

Sale of Assets

The Partnership is in discussions with a potential purchaser regarding the possible sale of substantially all the Partnership's assets to such party.

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

GE Settlement

Pursuant to a Settlement Agreement and Release (the "Settlement Agreement") executed on July 3, 2006, and effective as of May 1, 2006, among other things, EWS settled claims by GE for amounts owed for operation and maintenance services rendered relating to the Windsystem. Pursuant to the Settlement Agreement, EWS paid to GE the sum of $67,000 related to operation and maintenance services provided by GE relating to the Windsystem. As of June 30, 2006, the Partnership had a recorded liability to EWS in the amount of $82,000 related to this obligation. The settlement payment was made by EWS to GE in July 2006. At that time, the Partnership recognized a $15,000 reduction in its recorded liabilities and operation and maintenance expenses.

Power Agreement

Pursuant to a letter dated July 27, 2006, the Partnership notified PG&E that the Partnership desired to terminate the Power Agreement, which termination is expected to be on or about August 27, 2006.

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

Liquidity and Capital Resources

The Partnership continued to experience a lack of liquidity throughout the second quarter of 2006, primarily due to an ongoing shortfall in revenues from operations in comparison to the costs and expenses of operations. Because the Windsystem was shutdown for the second quarter of 2006, the Partnership had minimal operating revenue but continued to incur costs and expenses associated with the maintenance of the Windsystem. The Partnership continues to be unable to meet its obligations under the Purchase Notes. At June 30, 2006, principal payments on the Purchase Notes in the aggregate amount of $0.8 million and interest payments in the aggregate amount of $2.5 million were in arrears. The Purchase Notes matured in December 2001 and the Partnership does not anticipate that the Purchase Notes will be fully repaid prior to the end of the term of the Partnership. The Partnership's failure to make timely payments on the Purchase Notes gave EWS the right to foreclose against the collateral for its loans as set forth in the security agreements relating to the Purchase Notes. As of the date of this filing, the Partnership had not received a foreclosure notice from EWS with respect to the Purchase Notes. See "Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005."

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its Partners was the production and sale of electricity from the Windsystem. The Windsystem has been shutdown, and no electricity has been produced from the

Windsystem, since January 2, 2006. The Partnership's sole customer has been PG&E. The price paid by PG&E for any electricity that has been and may be generated by the Windsystem is contractually defined under the Power Agreement. See Note 2 to the Financial Statements.

As of June 30, 2006, the Partnership had no current or planned commitments for capital expenditures.

Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

For the six months ended June 30, 2006, revenues from power sales were $0.01 million, and the Windsystem produced .01 million kWh of electricity for sale to PG&E. This was a decrease of $0.7 million or 98% in revenue and a decrease of
10.4 million kWh of electricity produced or 100% as compared to the same period in 2005. The decrease in electricity produced is due to the fact that the Windsystem has not been in operation since January 2, 2006. Interest income increased $0.01 million due to higher cash balances during the six months ended June 30, 2006 as compared with the six months ended June 30, 2005.

Costs and expenses for the first six months of 2006 were $0.3 million. This was a decrease of $1.0 million or 76% as compared to the first six months of 2005. Depreciation decreased $0.7 million during the first six months of 2006 as compared to the first six months of 2005, as the Turbines were fully depreciated in 2005. Property taxes remained comparable during the first six months of 2006 as compared to the first six months of 2005. Easement fees decreased during the first six months of 2006 by $0.1 million as compared to the first six months of 2005, as the Wind Park Easement Agreement terminated by its terms in December 2005. Management fees remained comparable during the first six months of 2006 as compared to the first six months of 2005. Maintenance expenses decreased $0.07 million in the first six months of 2006 as compared to the first six months of 2005, due to a decrease in unscheduled maintenance. Insurance costs decreased by $0.03 million in the first six months of 2006 due to a decrease in renewal rates as compared with the first six months of 2005. Other operating costs increased $0.02 million in the first six months of 2006 as compared to the first six months of 2005 due to an increase in the use of outside consultants.

Overall, the Partnership reported a net loss of $0.3 million for the first six months of 2006, which is a decrease of $0.2 million or 45% as compared to the net loss for the first six months of 2005. During the first six months of 2006, the total partners' deficit increased $0.3 million to $3.3 million. Net loss per Unit was $365 for the first six months of 2006 compared with a net loss per Unit of $692 for the first six months of 2005.

Cash flows from operations increased by $0.5 million in the six month period ended June 30, 2006 as compared to the six month period ended June 30, 2005. This increase was primarily due to favorable changes in working capital during the six month period ended June 30, 2006. Excess cash flows from operations are used primarily to fund payments of the principal in arrears on the Purchase Notes.

Results of Operations for the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

For the three months ended June 30, 2006, revenues from power sales were $0.0 million, and the Windsystem produced 0.0 million kWh of electricity for sale to PG&E. This was a decrease of $0.6 million or 100% in revenue and a decrease of

8.7 million kWh of electricity produced or 100% as compared to the same period in 2005. The decrease in electricity produced is due to the fact that the Windsystem has not been in operation since January 2, 2006. Interest income increased $0.005 million due to higher cash balances during the three months ended June 30, 2006 as compared with the three months ended June 30, 2005.

Costs and expenses for the second quarter of 2006 were $0.1 million. This was a decrease of $0.5 million or 81% as compared to the second quarter of 2005. Depreciation decreased $0.4 million during the second quarter of 2006 as compared to the second quarter of 2005, as the Turbines were fully depreciated in 2005. Property taxes remained constant during the second quarter of 2006 as compared to the second quarter of 2005. Easement fees decreased during the second quarter of 2006 by $0.06 million as compared to the second quarter of 2005, as the Wind Park Easement Agreement terminated by its terms in December 2005. Management fees remained comparable during the second quarter of 2006 as compared to the second quarter of 2005. Maintenance expenses decreased $0.06 million in the second quarter of 2006 as compared to the second quarter of 2005, due to a decrease in unscheduled maintenance. Insurance costs decreased by $0.02 million in the second quarter of 2006 due to a decrease in renewal rates as compared with the second quarter of 2005. Other operating costs remained comparable in the second quarter of 2006 as compared to the second quarter of 2005.

Overall, the Partnership reported a net loss of $0.1 million for the second quarter of 2006, which is an increase of $0.09 million or 281% as compared to the net loss for the second quarter of 2005. Net loss per Unit was $154 for the second quarter of 2006 compared with a net loss per Unit of $42 for the second quarter of 2005.

Contractual Obligations

The Partnership's contractual obligations as of June 30, 2006 are as follows (in millions):

         -------------------------------------- ----------------------
                                                        2006*
         -------------------------------------- ----------------------

         -------------------------------------- ----------------------
         Debt
         -------------------------------------- ----------------------
             Purchase Notes Payable                    $0.762
         -------------------------------------- ----------------------

         -------------------------------------- ----------------------
             Interest Payable                          $2.532
         -------------------------------------- ----------------------

         -------------------------------------- ----------------------
         Purchase Obligations:
         -------------------------------------- ----------------------
             Maintenance fees                          $0.070
         -------------------------------------- ----------------------

         -------------------------------------- ----------------------
             Demobilization Fee                        $0.021
         -------------------------------------- ----------------------

* The Partnership shutdown the Windsystem on January 2, 2006; however, the Partnership extended the term of the Management Agreement through September 30, 2006. See Note 2 and Note 9 to the Financial Statements.

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

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of June 30, 2006. Based on these evaluations, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of June 30, 2006.

(b)  Internal Control Over Financial Reporting

During the three months ended June 30, 2006, the Partnership made no change in its internal control over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Partnership is in default under the Purchase Notes. As of the date of this filing, the total amount in default is $3.3 million, which is comprised of unpaid principal and interest in arrears. See Note 5 to the Financial Statements for additional information.

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

Date: August 14, 2006

                                  By:  Zond Windsystems Management V LLC,
                                  General Partner

                                  By: /s/ Jesse E. Neyman
                                      ------------------------------------------
                                  Jesse E. Neyman
                                  Chief Executive Officer of Zond Windsystems
                                  Management V LLC, the General Partner of
                                  Zond Windsystem Partners, Ltd. Series 85-C, a California Limited Partnership


                                  By: /s/ Johnna D. Kokenge
                                      ------------------------------------------
                                  Johnna D. Kokenge
                                  Chief Financial Officer of Zond Windsystems
                                  Management V LLC, the General Partner of
                                  Zond Windsystem Partners, Ltd. Series 85-C, a California Limited Partnership

                                  Exhibit Index
                                  -------------

   Number                   Description

   31.1    Rule 13a-14(a) Certification of Jesse E. Neyman

   31.2    Rule 13a-14(a) Certification of Johnna D. Kokenge

   32.1    Section 1350 Certification of Jesse E. Neyman

   32.2    Section 1350 Certification of Johnna D. Kokenge